Form 10-Q
period 1996-03-31
ULTRADATA CORP
filed 1996-05-14
CIK 1005406

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---    Exchange Act of 1934 for the quarterly period ended March 31, 1996

    ---    Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from      to
                                                               ----    ----

                       Commission File Number: 33-80807

                             ULTRADATA CORPORATION

              (Exact name of registrant as specified its charter)

          Delaware                                        94-2746681
(State or other jurisidiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 5020 Franklin Drive, Pleasanton, CA                      94588-3031
 (Address of principal executive officers)                (Zip Code)


              Registrant's telephone number, including area code:
                                 510/463-8356

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanges Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X  No
                               ---    ---

As of April 30, 1996, Registrant had outstanding 7,392,000 shares of Common Stock, $.01 par value.

===============================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART 1      FINANCIAL INFORMATION

            ITEM 1-Financial Statements

            Balance Sheets as of March 31, 1996
             and December 31, 1995                                       3

            Statements of Operations for the
             Three Months Ended March 31, 1996 and 1995                  4

            Statements of Cash Flows for the
             Three Months Ended March 31, 1996 and 1995                  5

            Notes to Consolidated Financial Statements                   6

            ITEM 2-Management's Discussion and Analysis of
             Financial Condition and Results of Operations              11

PART II     OTHER INFORMATION

            ITEM 5-Other Information                                    13

            ITEM 6-Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                              15

                             ULTRADATA CORPORATION
                                Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)


                                          Mar. 31,  Dec. 31,
                  Assets                    1996      1995
                  ------                  --------  --------
Current assets:
     Cash and cash equivalents             $12,044   $ 1,124
     Trade accounts receivable               8,591     6,494
     Inventories                             1,588     1,251
     Prepaid expenses and other current        888       774
      assets
     Deferred income taxes                     680       843
                                           -------  --------
          Total current assets              23,791    10,486
Property and equipment, net                  3,072     2,940
Stockholder notes receivable                    --     1,453
Deferred income taxes                           46        64
Other assets                                   219       192
                                           -------  --------
                                           $27,128   $15,135
                                           =======  ========

   Liabilities and Stockholders' Equity
   ------------------------------------

Current liabilities:
     Bank borrowings                       $    --   $ 1,000
     Current portion of debt                   129       234
     Accounts payable                        3,891     5,219
     Accrued expenses                        3,209     1,735
     Income taxes payable                      154       107
     Deferred revenue and customer
      advances                               1,724     3,737
                                           -------  --------
          Total current liabilities          9,107    12,032
Deferred revenue and customer advances       1,626     1,542
Debt, excluding current portion                 32        43
                                           -------  --------
          Total liabilities                 10,765    13,617
                                           -------  --------


Stockholder's equity:
     Preferred stock; par value $.001;           -         -
      2,000,000 shares authorized; none
      outstanding
     Common stock; par value $.001;
      23,000,000 shares
      authorized;7,392,000 and
             5,742,000 shares issued
              and outstanding in 1996
              and 1995, respectively             7         6
     Additional paid in capital             14,461         4
     Retained earnings                       1,895     1,508
                                           -------  --------
          Total stockholders' equity        16,363     1,518
                                           -------  --------
                                           $27,128   $15,135
                                           =======  ========


                             ULTRADATA CORPORATION
                           Statements of Operations
                      For the Three Months Ended March 31
                     (In thousands, except per share data)
                                  (Unaudited)


                                            1996     1995
                                          --------  -------
Revenues:
     Software                             $ 3,155   $1,499
     Maintenance                            1,948    1,762
     Services and other                     1,875    1,112
     Hardware                               5,123    2,153
                                         -------- --------
          Total revenues                   12,101    6,526
                                         -------- --------

Cost of revenues:
     Software                                 820      220
     Maintenance                            1,007      858
     Services and other                     1,723      774
     Hardware                               3,380    1,650
                                         -------- --------
          Total cost of revenues            6,930    3,502
                                         -------- --------
          Gross margin                      5,171    3,024
                                         -------- --------

Operating expenses:
     Product development                    1,418      931
     Sales, marketing and support           2,004    1,616
     General and administrative             1,216      938
                                         -------- --------
          Total operating expenses          4,638    3,485
                                         -------- --------
          Operating income (loss)             533     (461)
Interest income (expense), net                 55       (7)
Other income                                   27       17
                                         -------- --------
Income (loss) before income taxes             615     (451)
Income tax expense (benefit)                  228     (171)
                                         -------- --------
          Net income (loss)               $   387   $ (280)
                                         ======== ========
Net income (loss) per common and common
 equivalent                               $  0.06   $(0.05)
                                         ======== ========
Shares used in per share computations       6,823    6,017
                                         ======== ========



                             ULTRADATA CORPORATION
                           Statements of Cash Flows
                      For the Three Months Ended March 31
                       (In thousands, except share data)
                                  (Unaudited)

                                              1996     1995
                                           --------- --------
Cash flows from operating activities:
  Net income (loss)                        $   387   $  (280)

  Adjustments to reconcile net income
   (loss) to net cash used for
   operating activities:
     Depreciation and amortization             246       177
     Deferred income taxes                     181        --
     Equity in earnings of
     unconsolidated subsidiary                 (27)      (19)
    Changes in operating assets and
     liabilities:
          Trade accounts receivable         (2,097)     (727)
          Inventories                         (337)      (19)
          Prepaid expenses and other
           assets                             (114)      (24)
          Accounts payable                  (1,328)      (49)
          Accrued expenses                   1,474       122
          Income taxes payable                  47      (316)
          Deferred revenue and customer
           advances                         (1,929)      106
                                           -------    ------
       Net cash used for operating
        activities                          (3,497)   (1,029)
                                           -------    ------

Cash flows from investing activities:
  Capital expenditures                        (378)     (223)
  Proceeds from stockholder notes
   receivables                               1,453        --
                                           -------    ------
      Net cash provided by (used for)
       investing activities                  1,075      (223)
                                           -------    ------

Cash flows from financing activities:
  Bank borrowings, net                      (1,000)      700
  Repayment of debt                           (116)     (105)
  Stockholder distributions                     --      (200)
  Net Proceeds from IPO                     14,458        --
                                           -------    ------
      Net cash provided by (used for)
       financing activities                 13,342       395
                                           -------    ------

Net increase (decrease) in cash             10,920      (857)
Cash and cash equivalents at beginning
 of period                                   1,124       881
                                           -------    ------
Cash and cash equivalents at end of
 period                                    $12,044   $    24
                                           =======    ======


                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                            March 31, 1995 and 1996


1. Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of March 31, 1996 and the results of operations and cash flows for the interim periods presented.

2.  Revenue Recognition

The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Maintenance revenues are deferred and recognized over the related contract period, generally three months to five years. Services and other revenues generated from professional consulting and training services and software customization services are recognized as the services are performed. Hardware revenues are recognized upon shipment.


3.  Accounts Receivable
    A summary of accounts receivable follows (in thousands):


                                            Mar 31,     Dec 31,
                                              1996       1995
                                           ----------  ---------
      Accounts receivable---billed          $  3,247   $  4,242
      Accounts receivable---unbilled           5,344      2,252
                                            --------   --------
                                            $  8,591   $  6,494
                                            ========   ========

4.  Accrued Expenses
    A summary of accrued expenses follows (in thousands):


                                            Mar 31,     Dec 31,
                                              1996       1995
                                           ----------  ---------
      Accrued payables                      $  1,924   $    621
      Accrued vacation                           584        496
      Accrued 401(k) contribution                 38        275
      Other                                      663        343
                                            --------   --------
                                            $  3,209   $  1,735
                                            ========   ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause results to differ materially from historical results or those anticipated. In this report the words "expects", "anticipates", "believes" and similar expressions identify forward-looking statements, which speak only as of the date hereof.

Overview

ULTRADATA develops and markets open architecture, on-line information processing systems for the credit union and financial services markets. The Company's core ULTRAFIS system, together with its array of complementary application modules, provides an open architecture, fully-integrated on-line information processing system with advanced database management capabilities that supports financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The ULTRAFIS system was designed specifically to take advantage of open mainstream computing standards such as the UNIX operating system and SQL-compatible databases. The Company's products provide networking independence and run on a broad range of industry-leading UNIX hardware platforms.

The Company derives its revenues from software license fees, maintenance fees, service bureau operation fees and disaster recovery services, custom development, training and installation services and sales of third party hardware products. A significant portion of the Company's revenues are derived from substantial contracts with organizations that have long decision-making cycles, typically from six to twelve months. The decision to purchase the Company's products is followed by an installation and training cycle, which is labor-intensive and generally requires from three to nine months to complete.

Results of Operations

Revenues

Revenues for the three months ended March 31, 1996 increased 85% over the same period last year from $6.5 million to $12.1 million.

The following table sets forth the Company's revenue and gross margin by segment for the three month periods ended March 31, 1996 and 1995 respectively:



                                          Revenue                         Gross Margin                   Gross Margin   %
                                       (in thousands)                     (in thousands)
                                      Three Months Ended                 Three Months Ended          Three Months Ended   Increase
                             -----------------------------------------------------------------------------------------------------
                                          March 31,                           March 31,                     March 31,    (Decrease)
                             -----------------------------------------------------------------------------------------------------
                                     1996             1995               1996             1995           1996      1995
Segment
  Software                            3,155              1,499             2,335            1,279         74%       85%        (11%)

  Maintenance                         1,948              1,762               941              904         48%       51%         (3%)

  Services & Other                    1,875              1,112               152              338          8%       30%        (22%)

  Hardware                            5,123              2,153             1,743              503         34%       23%         11%
                             ------------------------------------------------------------------------------------------------------
                                    $12,101             $6,526            $5,171           $3,024         43%       46%         (3%)

                             =======================================================================================================



Software revenues increased by 110% from $1.5 million in the first quarter of 1995 to $3.2 million in the first quarter of 1996. Software revenues increased primarily due to a higher number of new customer contracts and the release of the Company's Ultra-Access Remote Banking module. Software revenues from existing customers increased by $200,000 to $1.1 million with the release of the Ultra-Access Remote Banking module, more than offsetting a decline in the sale of the Voice Response module. The decline in demand for Voice Response resulted from the high volume of add-on sales for this module during a fourth quarter 1995 promotion.

Maintenance revenues increased by 11% from $1.8 million in the first quarter of 1995 to $1.9 million in the first quarter of 1996. The increase was primarily a result of a growth in new ULTRAFIS system customers and add-on module sales combined with a price increase of 2.7%. The Company's installed customer base grew from approximately 154 systems on March 31, 1995 to approximately 165 systems on March 31, 1996.

Services and other revenues increased by 69% from $1.1 million in the first quarter of 1995 to $1.9 million in the first quarter 1996. The revenue growth was mainly attributable to increases in training and installation activities. Services and other revenues also includes custom development, service bureau operation fees and disaster recovery contracts.

Hardware revenues increased from $2.2 million in first quarter 1995 to $5.2 million in the first quarter of 1996. This 138% increase was primarily attributable to a doubling of both the number of existing customers upgrading their systems as well as new customer hardware purchases. Additionally, the shipment of hardware for the high volume of fourth quarter 1995 Voice Response modules was completed during the period.

In the first quarter of 1996, revenues from hardware sales represented approximately 42% of total revenues, compared to approximately 33% of total revenues in the first quarter of 1995 and 27% of total revenues for the entire year ended December 31, 1995. The percentage of hardware revenues depends on the mix of customer orders and the timing of particular customer installations and can be expected to fluctuate substantially from quarter to quarter. The Company anticipates that during the remainder balance of 1996 the percentage of hardware revenues will decline from the level experienced in the first quarter of 1996 and return to a proportion consistent with the Company's historical mix of revenues.

Gross Margin

Gross margin as a percentage of total revenue declined 3% from 46% in the first quarter of 1995 to 43% in the first quarter of 1996 primarily due to a higher mix of hardware revenues and declines in margin for the software and services and other revenues segments which were partially offset by an improved margin in the hardware segment.

Software gross margin as a percentage of software revenue declined 11% due to a higher proportion of sales of software purchased and licensed from third parties. This change in mix was due to the higher volume of upgrades and new customer sales requiring this third party software.

Gross margin percentage from services and other revenues declined by 22% from the prior year, primarily due to a $200,000 third party vendor expense for a revision of the Company's estimate of the profit margin relating to a new customer installation currently in process. Additional reductions in margin were caused by an increase in the proportion of zero margin travel and direct expense activities as well as an increase in lower margin training and installation labor services.

Hardware gross margin as a percentage of hardware revenues increased 11% due to the increased volume of higher margin Voice Response hardware and a reduction in the discounting of lower margin hardware for upgrades.

Operating Expenses


                                              Three Months Ended   Increase      As a percent of
                                                  March 31                           Revenue
                                               (in thousands)
                                              ------------------------------- -----------------
                                                1996     1995  $         %     1996       1995
                                              ------------------------------- -----------------
Operating Expenses
  Product development                          1,418      931       487  52%     12%        14%
  Sales, marketing and support                 2,004    1,616       388  24%     17%        25%
  General and administrative                   1,216      938       278  30%     10%        14%
                                              ------------------------------- -----------------
                                              $4,638   $3,485    $1,153  33%     38%        53%
                                              =============================== ==================

Product development expenses increased from $931,000 in the first quarter of 1995 to $1.4 million in the first quarter of 1996. The increase was primarily for staffing to support new product development programs such as Ultra-Access Remote Banking modules, Optical Disk Systems modules, product enhancements, regulatory compliance and custom development. Product development expenses as a percentage of total revenues declined from 14% to 12%. The Company anticipates that future product development expenses will increase in absolute dollars.

Sales, marketing and support expenses increased from $1.6 million in first quarter 1995 to $2.0 million in first quarter 1996. The increase was primarily due to staff increases to address the sale of the Company's increasing array of application modules to the existing customer base and for enhancing the product marketing function for these and other new products. Sales, marketing and support expenses as a percentage of total revenues decreased from 25% to 17%. The Company anticipates that future sales, marketing and support expenses will increase in absolute dollars and in particular expects to include a charge of approximately $150,000 in the second quarter of 1996 with respect to a management reorganization.

General and administrative expenses increased from $938,000 in first quarter 1995 to $1.2 million in first quarter 1996. The increase resulted primarily from hiring additional staff to support the Company's growth. While the Company has had minimal bad debt experience in its history, an additional accrual of $100,000 was recorded in the first quarter of 1996 for potential exposures that may arise due to the rapid introduction of new products combined with the rate of revenue growth outpacing the ability of the Company's training and installation resources to deliver implementations. The Company expects to continue to add additional accruals to offset potential future exposure as sales
of new products increase.   General and administrative costs as a percentage of
total revenues declined from 14% to 10%. The Company anticipates that general and administrative expenses will increase in absolute dollars.

Interest income, net

Interest income (expense), net increased to $55,000 in the first quarter of 1996 compared to interest expense of $7,000 in the first quarter of 1995, primarily because of the earnings from investment of the funds generated from the initial public offering offset in part by interest cost on the Company's line of credit. As a result of the Company's initial public offering completed on February 22, 1996, the company generated net proceeds of $14.5 million and had a cash and cash equivalent balance of approximately $12 million on March 31, 1996 and expects to report net interest income from its cash balances in future periods.

Future Operating Results

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in this report and in the Company's Prospectus dated February 15, 1996. This report on Form 10-Q should be read in conjunction with such Prospectus, particularly "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its abilities to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth effectively as failure to do so could materially and adversely affect its business and operating results. In addition, installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts. There can be no assurance that sales will continue to occur at historical rates or in accordance with the Company's expectations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

Substantially all of the Company's revenues to date have been related to the Company's ULTRAFIS system, and the Company expects that for several years a substantial portion of its revenues will continue to be related to the ULTRAFIS system. The Company's success will depend in large part on its ability to maintain and enhance the ULTRAFIS system and to develop, on a timely and cost-effective basis utilizing new technologies, add-on modules for the ULTRAFIS system that meet evolving customer needs. In addition, a principal focus of the Company's development activities at this time is the development of standalone products. This is a market with which the Company is unfamiliar and, although the Company is marketing its first standalone product, ALPS and Ultra-Access Remote Banking, the Company has not made a commercial shipment of a standalone product to date. There can be no assurance that the Company will be successful in developing and marketing new standalone products on a timely basis, if at all, or that there will be customer demand for, or acceptance of, such products. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and develop add-on modules, compete with new product offerings by third parties, complete new standalone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign new customer contracts would have a material adverse effect on the Company's results of operations.


Liquidity and Capital Resources

The Company's management believes current cash and cash equivalents, primarily generated from the proceeds of the initial public offering and expected cash generated from operations, will satisfy its expected working capital and capital expenditure requirements through the foreseeable future.

The Company currently has a $500,000 term loan bearing interest at the bank's prime rate plus 0.5% with an outstanding balance of $83,000. This loan was repaid in full effective May 1, 1996. The Company had an available bank line of credit of $1 million through March 31, 1996. The line of credit was paid in full using the proceeds from the initial stock offering. The Company is currently in negotiations for new credit facilities, which are expected to be available for working capital, as required, and the financing of future capital requirements.

On February 22, 1996, the Company completed the sale of 2,500,000 million shares of common stock. Of the total number of shares sold 1,650,000 shares were sold by the Company and 850,000 shares were sold by the selling stockholders. The Company did not directly receive any of the proceeds from the sale of the shares by the selling stockholders. The net proceeds generated from the Company's shares sold were $14.5 million. The Company had stockholder loans outstanding of $1.453 million on December 31, 1995. These loans were paid in full by the stockholders' out of the proceeds received from the sale of their shares.

Capital expenditures of $378,000 in the first quarter of 1996 were primarily for computer equipment to accommodate the headcount growth in customer service and product development.

Net cash used by operations was $3.5 million for the three months ending March 31, 1996 compared to $1.0 million for the same period in 1995. Accounts receivable, which consists of billed and unbilled receivables, increased to $8.6 million for the three months ending March 31, 1996 compared to $6.5 million at December 31, 1995. Unbilled receivables increased to $5.3 million at March 31, 1996 compared to $2.3 million at December 31, 1996. Unbilled receivables result from the fact that the billing terms of the Company's contracts typically are spread out over a series of events (from contract execution through final acceptance) that generally span a six to nine month period and do not always match the timing of the recognition of revenue. The increase in unbilled accounts receivable was primarily related to a single large contract sale and to add-on and upgrade sales to existing customers for hardware and third party software. In addition, the increase was due in part to the introduction of new products combined with the rate of revenue growth, which outpaced the ability of the Company's training and installation resources to deliver customer implementations. The Company is currently reviewing its billing policies on all sales, and in particular those transactions comprised of a high content of hardware or third party vendor software, to reduce the relative level of the unbilled receivables.

During the three months ended March 31, 1996 deferred revenue decreased $1.9 million primarily due to recognizing revenue from prior period contract sales that was not replaced by new contract sales during this period. Deferred revenue is also a function of the timing differences between the Company's contractual billing cycle and the revenue recognition policy.

During the three months ended March 31, 1996 the increase in accrued expense is primarily due to accruing for the higher volume of third party vendor hardware delivered to customers but not yet invoiced to the Company and third party vendor services.

Accounts payable was reduced by $1.3 million from the period ending December 31, 1995 to March 31, 1996 as aged accounts payable were brought to a more current status using a portion of the proceeds from the initial public offering. The Company's increased volumes combined with the existing billing policy accelerated accounts payable ahead of billing. As mentioned above, the Company is currently reviewing billing policies on all sales to improve the Company's cash flow.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or pro forma disclosures of such costs in a footnote to the financial statements.

The Company will continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

                          PART II - OTHER INFORMATION

Item 5.      Other Information

The Company announced on April 24, 1996 a reorganization of management.  James
R. Graham, II was appointed President and Chief Operating Officer while Nigel P. Gallop remains Chairman and Chief Executive Officer. The Company has eliminated the position of Executive Vice President of Training and Installation. The costs associated with this reorganization are expected to impact the earnings for the second quarter by approximately $150,000.

In addition, on April 30, 1996, Ronald J. Tchorzewski resigned as Chief Financial Officer of the Company.

Item 6.               Exhibits and Reports on Form 8-K

(a)                   Exhibits

11.01           Computation of Earnings per Share

                                               March 31,
                                             --------------
                                              1996    1995
                                             ------  ------
Net Income                                      387   (280)
                                              =====  =====
Weighted average outstanding shares           6,431  5,742
Common stock equivalents                        392    275
                                              -----  -----
Total shares used in per share computation    6,823  6,017
                                              =====  =====
                                               0.06  (0.05)
                                              =====  =====

27.1   Financial Data Schedule

(b)       There have been no reports filed on Form 8-K during the quarter.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Catellus Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ULTRADATA CORPORATION



Date                                    By  /s/ NIGEL P. GALLOP
     ----------------------                -----------------------------
                                           Nigel P. Gallop
                                           Chief Executive Officer and
                                            Chief Accounting Officer