Form 10-Q/A
period 1996-03-31
ULTRADATA CORP
filed 1996-05-14
CIK 1005406

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1
                                      to
                                   FORM 10-Q

     X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---    Exchange Act of 1934 for the quarterly period ended March 31, 1996

    ---    Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from      to
                                                               ----    ----

                       Commission File Number: 0-27468

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

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Ultradata Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ULTRADATA CORPORATION



Date   May 14, 1996                     By  /s/ NIGEL P. GALLOP
     ----------------------                -----------------------------
                                           Nigel P. Gallop
                                           Chief Executive Officer and
                                            Chief Accounting Officer