Form 10-Q
period 1996-06-30
ULTRADATA CORP
filed 1996-08-14
CIK 1005406

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
    Act of 1934 for the quarterly period ended June 30, 1996

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number:  0-27468

                             ULTRADATA CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-2746681
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   5020 Franklin Drive, Pleasanton, CA                   94588-3031
(Address of principal executive officers)                (Zip Code)


              Registrant's telephone number, including area code:
                                  510/463-8356

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No  _____
                                -----

As of July 31, 1996, Registrant had outstanding 7,425,399 shares of Common Stock, $.01 par value.

================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1   FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Balance Sheets as of and June 30, 1996 and
            December 31, 1995                                                 3

         Statements of Operations for the Three Months and Six Months
            Ended June 30, 1996 and 1995                                      4

         Statements of Cash Flows for the Six Months
            Ended June 30, 1996 and 1995                                      5

         Notes to Financial Statements                                        6

         ITEM 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     7

PART II  OTHER INFORMATION

         ITEM 6 - Exhibits                                                   11

SIGNATURES                                                                   13

                             ULTRADATA CORPORATION
                                BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                              JUNE 30,        DEC. 31,
                                              --------        --------
                   ASSETS                       1996            1995
                                              --------        --------
                                            (unaudited)
Current assets:
     Cash and cash equivalents              $   7,036         $  1,124
     Trade accounts receivable                  5,158            4,242
     Unbilled revenues                          8,495            2,252
     Inventories                                2,041            1,251
     Prepaid expenses and other current
      assets                                      693              774
     Deferred income taxes                        680              843
                                              -------          -------
          Total current assets                 24,103           10,486
Property and equipment, net                     3,740            2,940
Stockholder notes receivable                      ---            1,453
Deferred income taxes                              46               64
Other assets                                      236              192
                                              -------          -------
                                            $  28,125        $  15,135
                                            =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
     Bank borrowings                         $   ----        $   1,000
     Current portion of debt                       32              234
     Accounts payable                           4,526            5,219
     Accrued expenses                           2,901            1,735
     Income taxes payable                         521              107
     Deferred revenue and customer
      advances                                  1,863            3,737
                                             --------         --------
          Total current liabilities             9,843           12,032
Deferred revenue and customer advances          1,375            1,542
Debt, excluding current portion                    25               43
                                             --------         --------
Total liabilities                              11,243           13,617
                                             --------         --------

Stockholder's equity:
Preferred stock; par value
  $.001;2,000,000 shares authorized; none
  outstanding                                    ---              ---
Common stock;par value $.001;
  23,000,000 shares authorized; 7,810,352
  shares issued and outstanding                     7                6
Additional paid in capital                     14,283                4
Retained earnings                               2,592            1,508
                                             --------         --------
Total stockholders' equity                     16,882            1,518
                                             --------         --------
                                            $  28,125        $  15,135
                                            =========        =========


                             ULTRADATA CORPORATION
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                 -------------------     -----------------
                                     1996     1995         1996      1995
                                    ------   ------       ------    ------
Revenues:
     Software                      $ 4,975  $ 1,444      $ 8,130   $ 2,943
     Maintenance                     2,008    1,756        3,956     3,518
     Services and other              2,055      956        3,930     2,068
     Hardware                        3,910      864        9,033     3,016
                                    ------   ------       ------    ------
          Total revenues            12,948    5,020       25,049    11,545
                                    ------   ------       ------    ------

Cost of revenues:
     Software                          849      189        1,669       409
     Maintenance                     1,187      771        2,194     1,629
     Services and other              2,142      846        3,865     1,620
     Hardware                        2,916      742        6,296     2,392
                                    ------   ------       ------    ------
          Total cost of revenues     7,094    2,548       14,024     6,050
                                    ------   ------       ------    ------
          Gross margin               5,854    2,472       11,025     5,495
                                    ------   ------       ------    ------

Operating expenses:
     Product development             1,356      943        2,774     1,874
     Selling, general and
      administrative                 3,531    2,732        6,750     5,286
                                    ------   ------       ------    ------
          Total operating expenses   4,887    3,675        9,524     7,160
                                    ------   ------       ------    ------
            Operating income (loss)    967   (1,203)       1,501    (1,665)
Interest income, net                   122       13          177        23
Other income                            17       --           44        --
                                    ------   ------       ------    ------
Income (loss) before income taxes    1,106   (1,190)       1,722    (1,642)
Income tax expense (benefit)           409     (451)         637      (622)
                                    ------   ------       ------    ------
          Net income (loss)        $   697  $  (739)     $ 1,085   $(1,020)
                                   =======  =======      =======   =======
Net income (loss) per common and
 common equivalent share           $  0.09  $ (0.12)     $  0.15   $ (0.17)
                                   =======  =======      =======   =======
Shared used in per share
 computations                        7,810    6,011        7,317     6,017
                                   =======  =======      =======   =======


                             ULTRADATA CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                         -----------------
                                           1996     1995
                                         -------   -------
Cash flows from operating activities:
  Net income (loss)                      $ 1,085    $(1,020)

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization           492        454
     Deferred income taxes                   181       (228)
     Equity in earnings of
      unconsolidated subsidiary              (44)      (166)

    Changes in operating assets and
     liabilities:
          Trade accounts receivable         (916)      (349)
          Unbilled revenues               (6,243)      (517)
          Inventories                       (790)      (636)
          Prepaid expenses and other
           assets                             81        (77)
          Accounts payable                  (693)       344
          Accrued expenses                 1,166         85
          Income taxes payable               414       (701)
          Deferred revenue and customer
           advances                       (2,041)     3,124
                                          ------     ------
      Net cash (used for) provided by
       operating activities               (7,308)       314
                                          ------     ------

Cash flows from investing activities:
  Capital expenditures                    (1,292)      (988)
  Decrease in stockholder notes
   receivables                             1,453         20
                                          ------     ------
      Net cash provided by (used for)
       investing activities                  161       (968)
                                          ------     ------

Cash flows from financing activities:
  Bank borrowings, net                    (1,000)       500
  Repayment of debt                         (220)      (219)
  Stockholder distributions                   --       (480)
  Net proceeds from initial public
   offering                               14,279         --
                                          ------     ------
      Net cash provided by (used for)
       financing activities               13,059       (199)
                                          ------     ------

Net increase (decrease) in cash            5,912       (853)
Cash and cash equivalents at beginning
 of period                                 1,124        881
                                          ------     ------
Cash and cash equivalents at end of
 period                                  $ 7,036    $    28
                                         =======    =======


                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                             June 30, 1996 and 1995


1. BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying interim financial statements should be read in conjunction with the Company's registration statement on form S-1 for the year ended December 31, 1995, which contains information about the Company's financial statements and accounting practices.

The accompanying unaudited financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of June 30, 1996 and the results of operations and cash flows for the interim periods presented.

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

3.  ACCRUED EXPENSES
A summary of accrued expenses follows
 (in thousands):

                                           JUNE 30,    DEC 31,
                                             1996        1995
                                          ----------  ----------
      Accrued payables                        $1,755      $  621
      Accrued vacation                           627         496
      Accrued 401(k) contribution                 75         275
      Other                                      444         343
                                              ------      ------
                                              $2,901      $1,735
                                              ======      ======


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

OVERVIEW

ULTRADATA Corporation (the "Company") develops and markets open architecture, on-line information processing systems for the credit union and financial services markets. The Company's core ULTRAFIS system, together with its array of complementary application modules, provides an open architecture, fully-integrated on-line information processing system with advanced database management capabilities that supports financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The ULTRAFIS system was designed specifically to take advantage of open mainstream computing standards such as the UNIX operating system and SQL-compatible databases. The Company's products provide networking independence and run on a broad range of industry-leading UNIX hardware platforms.

The Company has also developed client-server application modules such as the Company's Automated Loan Processing System product, which was introduced for existing ULTRAFIS system customers in the second half of 1994 and UltraAccess Remote Banking, which was introduced in the second quarter of 1996. The Company plans to market UltraAccess and other client-server application modules as stand alone products for credit unions and other segments of the financial services market.

The Company derives its revenues from software license fees, maintenance fees, service bureau operation fees and disaster recovery services, custom development, training and installation services and sales of third party software and hardware products. A significant portion of the Company's revenues are derived from substantial contracts with organizations that have long decision-making cycles, typically from six to twelve months. The decision to purchase the Company's products is followed by an installation and training cycle, which is labor-intensive and generally requires from three to twelve months to complete.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended June 30, 1996 increased 158% over the same period last year from $5.0 million to $12.9 million. In the first six months of 1996 revenues increased 117% to $25.0 million compared to $11.5 million for the same period in 1995.

The following table sets forth the Company's revenue and gross margin and gross margin as a percentage of revenues for the three month periods ended June 30, 1996 and 1995, respectively:


                            REVENUE             GROSS MARGIN         GROSS MARGIN   %
                         (IN THOUSANDS)        (IN THOUSANDS)
                       THREE MONTHS ENDED     THREE MONTHS ENDED    THREE MONTHS ENDED    INCREASE
                            JUNE 30,               JUNE 30,              JUNE 30,        (DECREASE)
                      -----------------------------------------------------------------------------
                       1996        1995        1996       1995         1996      1995

  Software               4,975      1,444       4,126      1,255        83%       87%       (4%)
  Maintenance            2,008      1,756         821        985        41%       56%      (15%)
  Services & Other       2,055        956         (87)       110        (4%)      12%      (16%)
  Hardware               3,910        864         994        122        25%       14%       11%
                      -----------------------------------------------------------------------------
                       $12,948     $5,020     $5,854      $2,472        45%       49%       (4%)
                      =============================================================================

Software revenues increased by 245% from $1.4 million in the second quarter of 1995 to $5.0 million in the second quarter of 1996. Software revenues increased 176% from $2.9 million in the first six months of 1995 to $8.1 million during the same period of 1996. The increase in software revenues during the second quarter of 1996 was due primarily to a continued growth in the number of new customer contracts, the release of the Company's add-on Financial Services Platform application module, continued demand for the Company's new add-on UltraAccess Remote Banking application module, as well as the first sale of the Company's UltraAccess application module to a non-ULTRAFIS system customer.

Maintenance revenues increased by 14% from $1.8 million in the second quarter of 1995 to $2.0 million in the second quarter of 1996. Maintenance revenue increased by 12% from $3.5 million in the six months ended June 30, 1995 to $4.0 million during the same period of 1996. The increase was primarily a result of growth in new ULTRAFIS system customers and add-on module sales. The Company's installed customer base grew from approximately 160 systems on June 30, 1995 to approximately 171 systems on June 30, 1996.

Services and other revenues increased by 115% from $1.0 million in the second quarter of 1995 to $2.1 million in second quarter of 1996. Services and other revenue increased by 90% from $2.1 million in the first six months of 1995 to $3.9 million during the same period of 1996. The revenue growth was mainly attributable to increases in training and installation activities. Services and other revenues also includes custom development, service bureau operation fees and disaster recovery contracts.

Hardware revenues increased from $864,000 in the second quarter 1995 to $3.9 million in the second quarter of 1996. This 352% increase was primarily attributable to the increase in the number of new customer hardware purchases. Hardware revenue associated with new customer purchases was $157,000 for the second quarter of 1995 compared to $2.3 million for the second quarter of 1996. Hardware revenue increased 200% from $3.0 million in the six months ended June 30, 1995 to $9.0 million during the same period of 1996.

In the second quarter of 1996, revenues from hardware sales represented approximately 30% of total revenues, compared to approximately 17% of total revenues in the second quarter of 1995. The percentage of hardware revenues depends on the mix of customer orders and the timing of particular customer installations and can be expected to fluctuate substantially from quarter to quarter.

Gross margin as a percentage of total revenue declined 4% from 49% in the second quarter of 1995 to 45% in second quarter of 1996 primarily due to declines in margin for the maintenance and services and other revenues, which were partially offset by improved software revenues as a percentage of total revenues and improved margin in the hardware revenues.

Software gross margin as a percentage of software revenue declined 4% due to a higher proportion of sales of software purchased and licensed from third parties. This change in mix was due to the higher volume of upgrades and new customer sales requiring third party software. The software gross margin as a percentage of software revenue also declined by 7% for the six months ending June 30, 1995 compared to the same period in 1996.

Gross margin percentage from services and other revenues declined by 16% for the second quarter of 1996 primarily due to overruns experienced by the Company travel and direct expenses for contracts completed during the second quarter. Additional reductions in margin were caused by an increase in lower margin training and installation labor services.

Hardware gross margin as a percentage of hardware revenues increased 11% for the second quarter of 1996 due to the higher margin on the increased volume of new contract hardware shipped in the second quarter of 1996.

OPERATING EXPENSES
                                           THREE MONTHS         INCREASE     AS A PERCENT OF
                                              ENDED
                                             JUNE 30                             REVENUE
                                         1996        1995         $      %     1996   1995
                                      ------------------------------------------------------
OPERATING EXPENSES
 Product development                        1,356      943       413    44%     11%    19%
 Selling, general and administrative        3,531    2,732       799    29%     27%    54%
                                      ------------------------------------------------------
                                           $4,887   $3,675    $1,212    33%     38%    73%
                                      =======================================================

Product development expenses increased from $943,000 in the second quarter of 1995 to $1.4 million in the second quarter of 1996. The increase was primarily for staffing to support new product development programs such as UltraAccess Remote Banking modules, Optical Disk Systems modules, product enhancements, and regulatory compliance. Product development expenses as a percentage of total revenues declined from 19% to 11% during the second quarter of 1996 compared to the same period during 1995. The Company anticipates that future product development expenses will increase in absolute dollars.

Selling, general and administrative expenses increased from $2.7 million in second quarter 1995 to $3.5 million in second quarter 1996. The increase was primarily due to staff increases to address the sale of the Company's increasing array of application modules to the existing customer base and for enhancing the product marketing function for these and other new products. Selling, general and administrative expenses as a percentage of total revenues decreased from 54% to 27%. The Company anticipates that future selling, general and administrative expenses will increase in absolute dollars.


INTEREST INCOME, NET

Interest income, net increased to $122,000 in the second quarter of 1996 compared to interest income of $13,000 in the second quarter of 1995, primarily because of the earnings from investment of the funds generated from the Company's initial public offering.

FUTURE OPERATING RESULTS

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in this report and in the Company's Prospectus dated February 15, 1996. This report on Form 10-Q should be read in conjunction with such Prospectus, particularly "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its abilities to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth effectively as failure to do so could materially and adversely affect its business and operating results. In particular, the Company has reorganized its management structure in an effort to address change in its business and is adapting it's financial and operational control systems to respond to such changes. The Company is in the early stages of this reorganization process and there can be no assurances that the Company will achieve these objectives. In addition, installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. Because a portion of the Company's contracts typically include development of custom software, a failure by the Company to anticipate the time and expenses associated with such development could result in increased costs, delays or reduced revenues and margin. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. A substantial portion of the Company's revenues for the second quarter were recorded at or near the end of the quarter. Failure to close new customer contracts could have a material adverse impact on future operating results. There can be no assurance that sales will continue to occur at historical rates or in accordance with the Company's expectations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

Substantially all of the Company's revenues historically have been related to the Company's ULTRAFIS system, and the Company expects that for several years a substantial portion of its revenues will continue to be related to the ULTRAFIS system. The Company's success will depend in large part on its ability to maintain and enhance the ULTRAFIS system and to develop, on a timely and cost-effective basis utilizing new technologies, application modules that meet evolving customer needs. In addition, a principal focus of the Company's development activities at this time is the development of standalone products. This is a market with which the Company is unfamiliar and, although the Company has sold its first standalone product, UltraAccess Remote Banking, the Company can not assure that it will be successful in developing and marketing new standalone products on a timely basis, or that there will be customer demand for, or acceptance of, such products. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and develop application modules, compete with new product offerings by third parties, complete new standalone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign and complete new customer contracts would have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash and cash equivalents, primarily generated from the proceeds of the initial public offering and expected cash generated from operations, will satisfy its expected working capital and capital expenditure requirements through the immediate future.

The Company currently has no outstanding credit facilities. The Company is currently in negotiations for new credit facilities, which are expected to be available for working capital, as required, and the financing of future capital expenditures.

Capital expenditures of $913,000 in the second quarter of 1996 included the purchase of a new computer system for the Disaster Recovery Center to upgrade the centers technology capabilities for the system requirements of new customers as well as to accommodate the increase in the number of customers utilizing the services. Computer equipment was also purchased to accommodate the headcount growth in customer service and product development.

Net cash used for operations was $7.3 million for the six months ending June 30, 1996, $6.2 million of which was due to unbilled revenue, compared to $314,000 provided by operations for the same period in 1995, ($517,000) of which was due to unbilled revenue. Unbilled revenue, increased to $8.5 million for the six months ending June 30, 1996 compared to $2.3 million at December 31, 1995. The Company's contract billing terms typically are spread out over a series of events (from contract execution through final acceptance) that generally span a six to nine month period resulting in unbilled revenues. The increase in unbilled revenue was primarily related to an increase in the number of large contract sales and add-on and upgrade sales to existing customers for software, hardware and labor. In addition, the increase was due in part to the introduction of new application modules and an increase in new ULTRAFIS customer sales which outpaced the ability of the Company's training and installation resources to deliver customer implementations. The Company has implemented a new billing policy during the latter part of the second quarter of 1996 that is intended to better match the timing of the billing and recognition of revenue, which should assist in the reduction of the higher level of the unbilled revenue. Because this policy is new, there can be no assurances that the Company will realize expected improvements in the near term or that the timing of collections will occur as expected.

During the six months ended June 30, 1996 deferred revenue decreased $1.8 million primarily due to recognizing revenue from prior period contract sales and the timing of sales generated for the current period. Deferred revenue is also a function of the timing differences between the Company's contractual billing cycle and the revenue recognition policy. If the implementation of the new billing policy brings the benefits that the Company anticipates it should create a balancing effect between unbilled revenue and deferred revenue.

During the six months ended June 30, 1996 the increase in accrued expense is primarily due to accruing for the higher volume of third party vendor hardware delivered to customers but not invoiced to the Company.


                          PART II - OTHER INFORMATION


Item 6.                  Exhibits and Reports on Form 8-K

(a)                      Exhibits

10.19 Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents. [current facility]*

10.20 Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents. [new facility]*

11.01  Computation of Earnings per Share (in thousands except per share data)




                                           THREE MONTHS          SIX MONTHS
                                              ENDED                 ENDED
                                             JUNE 30,              JUNE 30,
                                        ------------------    -----------------
                                          1996      1995        1996      1995
                                        --------  --------    --------  -------
Net Income (loss)                        $   697      (739)   $ 1,085   $(1,020)
                                         =======   =======    =======   =======
Weighted average outstanding shares        7,393     5,742      6,913     5,742
Common stock equivalents                     417        --        404        --
Common stock equivalents accounted
for under Staff Accounting Bulletin
No. 83                                                 269                  272
                                         -------   -------    -------   -------
Weighted average outstanding shares        7,810     6,011      7,317     6,014
                                         =======   =======    =======   =======
                                          $ 0.09   $ (.012)   $  0.15   $ (.017)
                                         =======   =======    =======   =======

27.1   Financial Data Schedule

(a) There have been no reports filed on Form 8-K during the quarter ended June 30, 1996.


*  To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ultradata Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date          August 14, 1996               By         /s/ NIGEL P. GALLOP
                                               --------------------------------
                                               Nigel P. Gallop
                                               Chief Executive Officer and
                                                 Chief Accounting Officer