Form 10-Q/A
period 1996-06-30
ULTRADATA CORP
filed 1996-08-26
CIK 1005406

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                            Yes   X     No  _____
                                -----

As of July 31, 1996, Registrant had outstanding 7,425,399 shares of Common Stock, $0.001 par value.

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


                          PART II - OTHER INFORMATION


Item 6.                  Exhibits and Reports on Form 8-K

(a)                      Exhibits

10.19 Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents. [current facility]

10.20 Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents. [new facility]

11.01  Computation of Earnings per Share (in thousands except per share data)*




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



27.1   Financial Data Schedule*

(a) There have been no reports filed on Form 8-K during the quarter ended June 30, 1996.


*    Previously filed on August 14, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ultradata Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION


Date          August 26, 1996               By         /s/ NIGEL P. GALLOP
                                               --------------------------------
                                               Nigel P. Gallop
                                               Chief Executive Officer and
                                                 Chief Accounting Officer