Form 10-Q
period 1996-09-30
ULTRADATA CORP
filed 1996-11-19
CIK 1005406

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the quarterly period ended September 30, 1996

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from _____ to _____.

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

                            Yes     X     No
                                --------     ---------

As of October 31, 1996, Registrant had outstanding 7,525,864 shares of Common Stock, $.001 par value.

================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
PART 1          FINANCIAL INFORMATION

                ITEM 1 - Financial Statements

                Balance Sheets as of September 30, 1996 and
                  December 31, 1995                                    3

                Statements of Operations for the Three Months and
                  Nine Months Ended September 30, 1996 and 1995        4

                Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and 1995                    5

                Notes to Financial Statements                          6

                ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        7

PART II         ITEM 6 - Exhibits and Reports on Form 8-K              12


SIGNATURES                                                             13



                             ULTRADATA CORPORATION
                                BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                           SEPT. 30,     DEC. 31,
                                             1996          1995
                                          -----------    --------
                                          (unaudited)
                      ASSETS
                      ------

Current assets:
     Cash, cash equivalents, and short     $    3,746    $  1,124
      term investments
     Trade accounts receivable, net             6,303       4,242
     Unbilled revenues                          6,007       2,252
     Inventories                                1,786       1,251
     Prepaid expenses and other current         1,391         774
      assets
     Deferred income taxes                        680         843
                                           ----------    --------
          Total current assets                 19,913      10,486
Property and equipment, net                     3,896       2,940
Stockholder notes receivable                       --       1,453
Deferred income taxes                              46          64
Other assets                                      254         192
                                           ----------    --------
                                           $   24,109    $ 15,135
                                           ==========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Bank borrowings                       $       --    $  1,000
     Current portion of debt                       24         234
     Accounts payable                           2,855       5,219
     Accrued expenses                           1,889       1,735
     Income taxes payable                          --         107
     Deferred revenue and customer
      advances                                  2,294       3,737
                                           ----------    --------
          Total current liabilities             7,062      12,032
Deferred revenue and customer advances          1,260       1,542
Debt, excluding current portion                    20          43
                                           ----------    --------
Total liabilities                               8,342      13,617
                                           ----------    --------

Stockholder's equity:
Preferred stock; par value $.001 per
 share; 2,000,000 shares authorized;
 none outstanding                                  --          --
Common stock; par value $.001 per share;
 23,000,000 shares authorized;
 7,484,000 shares outstanding at
 September 30, 1996, 5,742,000 shares
  outstanding at December 31, 1995                  7           6
Additional paid-in capital                     14,753           4
Retained earnings                               1,007       1,508
                                           ----------    --------
Total stockholders' equity                     15,767       1,518
                                           ----------    --------
                                           $   24,109    $ 15,135
                                           ==========    ========

                             ULTRADATA CORPORATION
                           STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ------------------           ------------------
                                                        1996       1995              1996       1995
                                                      -------     ------           -------    -------
REVENUE
     Software                                         $ 1,929     $3,453           $10,059    $ 6,396
     Maintenance                                        2,290      1,817             6,246      5,335
     Services and other                                 1,878      1,094             5,807      3,162
     Hardware                                           2,595      2,717            11,629      5,734
                                                      -------     ------           -------    -------

TOTAL REVENUE                                           8,692      9,081            33,741     20,627
                                                      -------     ------           -------    -------

COST OF GOODS SOLD
     Software                                             408        563             2,077        972
     Maintenance                                        1,359        785             3,553      2,414
     Services and other                                 1,733        880             5,598      2,500
     Hardware                                           1,801      1,882             8,097      4,274
                                                      -------     ------           -------    -------

TOTAL COST OF GOODS SOLD                                5,301      4,110            19,325     10,160
                                                      -------     ------           -------    -------

GROSS MARGIN                                            3,391      4,971            14,416     10,467
                                                      -------     ------           -------    -------

     Product development                                1,627        911             4,402      2,785
     Selling, general and administrative                4,376      3,084            11,125      8,370
                                                      -------     ------           -------    -------
                                                        6,003      3,995            15,527     11,155
                                                      -------     ------           -------    -------

OPERATING (LOSS) INCOME                                (2,612)       976            (1,111)      (688)

Interest income (expense), net                             96        (49)              316        (26)
                                                      -------     ------           -------    -------

(LOSS) INCOME BEFORE INCOME TAXES                      (2,516)       928              (795)      (714)

Income tax (benefit) expense                             (931)       352              (294)      (270)
                                                      -------     ------           -------    -------

NET (LOSS) INCOME AFTER TAXES                         $(1,585)    $  576           $  (501)   $  (444)
                                                      =======     ======           =======    =======

NET (LOSS) INCOME PER SHARE                           $ (0.21)    $ 0.09           $ (0.07)   $ (0.07)
                                                      =======     ======           =======    =======
Shared used in per share computations                   7,432      6,092             7,086      5,940
                                                      =======     ======           =======    =======


                             ULTRADATA CORPORATION
                           STATEMENTS OF CASH FLOWS
                                 IN THOUSANDS
                                  (UNAUDITED)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                           -------------------
                                              1996       1995
                                           --------    -------

Cash flows from operating activities:
  Net loss                                 $   (501)   $  (444)

  Adjustments to reconcile net loss
   to net cash (used for) provided by
   operating activities:
    Depreciation and amortization               781        609
    Deferred income taxes                       181         --
    Equity in earnings of
     unconsolidated subsidiary                  (62)       (74)

    Changes in operating assets and
     liabilities:
          Trade accounts receivable          (2,061)    (1,699)
          Unbilled revenues                  (3,755)       123
          Inventories                          (535)      (736)
          Prepaid expenses and other
           assets                              (617)      (193)
          Accounts payable                   (2,364)     1,283
          Accrued expenses                      154        435
          Income taxes payable                 (107)      (524)
          Deferred revenue and customer
           advances                          (1,725)     1,830
                                           --------    -------
      Net cash (used for) provided by
       operating activities                 (10,611)       610
                                           --------    -------

Cash flows from investing activities:
  Capital expenditures                       (1,737)    (1,396)
  Decrease in stockholder notes
   receivable                                 1,453          0
                                           --------    -------
      Net cash used for investing
       activities                              (284)    (1,396)
                                           --------    -------

Cash flows from financing activities:
  Bank borrowings, net                       (1,000)     1,000
  Repayment of debt and capital lease
   obligations                                 (233)      (334)
  Stockholder distributions                       0       (480)
  Net proceeds from initial public
   offering                                  14,750          0
                                           --------    -------
      Net cash provided by financing
       activities                            13,517        186
                                           --------    -------

Net increase (decrease) in cash               2,622       (600)
Cash and cash equivalents at beginning
 of period                                    1,124        881
                                           --------    -------
Cash and cash equivalents at end of
 period                                    $  3,746    $   281
                                           ========    =======

                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                          September 30, 1996 and 1995


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

The accompanying unaudited financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of September 30, 1996 and the results of operations and cash flows for the interim periods presented.

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


3.  ACCRUED EXPENSES
A summary of accrued expenses follows (in thousands):

                                                   SEPT. 30,         DEC.31,
                                                     1996              1995
                                                   ---------         -------
      Accrued payables                               $  789           $  621
      Accrued vacation                                  648              496
      Accrued 401(k) contribution                       150              275
      Other                                             302              343
                                                     ------           ------
                                                     $1,889           $1,735
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

The Company has also developed client-server application modules such as the Company's Automated Loan Processing System product, which was introduced for existing ULTRAFIS system customers in the second half of 1994 and UltraAccess Remote Banking, which was introduced in the first quarter of 1996. The Company continues to market UltraAccess and other client-server application modules as stand alone products for credit unions and other segments of the financial services market.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended September 30, 1996 decreased 4% over the same period last year from $9.1 million to $8.7 million. In the first nine months of 1996 revenues increased 64% to $33.7 million compared to $20.6 million for the same period in 1995.

The following table sets forth the Company's revenue and gross margin and gross margin as a percentage of revenues for the three month periods ended September 30, 1996 and 1995, respectively:

                                   REVENUE           GROSS MARGIN           GROSS MARGIN            %
                               (IN THOUSANDS)       (IN THOUSANDS)               %                CHANGE
                                SEPTEMBER 30,        SEPTEMBER 30,          SEPTEMBER 30,
                               -------------------------------------------------------------------------
                                1996     1995        1996    1995           1996     1995
Software                       $1,929   $3,453      $1,521  $2,890           79%      84%          (5%)
Maintenance                     2,290    1,817         931   1,032           41%      57%         (16%)
Services & Other                1,878    1,094         145     214            8%      20%         (12%)
Hardware                        2,595    2,717         794     835           31%      31%          --
                               ------   ------      ------  ------           --       --          ---
                               $8,692   $9,081      $3,391  $4,971           39%      55%         (16%)
                               ======   ======      ======  ======           ==       ==          ====

Software revenues decreased by 45% from $3.5 million in the third quarter of 1995 to $1.9 million in the third quarter of 1996. Software revenues increased 57% from $6.4 million in the first nine months of 1995 to $10.1 million during the same period of 1996. The decrease in software revenues during the third quarter of 1996 is attributed primarily to fewer decisions being made by credit unions within the Company's targeted market in the third quarter of 1996 than in the third quarter of 1995.

Maintenance revenues increased by 26% from $1.8 million in the third quarter of 1995 to $2.3 million in the third quarter of 1996. Maintenance revenue increased by 17% from $5.3 million in the nine months ended September 30, 1995 to $6.3 million during the same period of 1996. The increase in both periods were primarily a result of growth in new ULTRAFIS system customers and the recognition of deferred maintenance billings for 1996 installed customers. The Company's installed customer base grew from approximately 151 systems on September 30, 1995 to approximately 171 systems on September 30, 1996.

Services and other revenues increased by 72% from $1.1 million in the third quarter of 1995 to $1.9 million in the third quarter of 1996. Services and other revenue increased by 84% from $3.2 million in the first nine months of 1995 to $5.8 million during the same period of 1996. The revenue growth in both periods was primarily due to increases in training and installation activities due to the number of new customer and application module installations.
Services and other revenues also includes custom development, service bureau operation fees and disaster recovery contracts.

Hardware revenues of $2.6 million in the third quarter of 1996 were consistent with hardware revenues for the same period of the prior year. Hardware revenues remained flat primarily because shipment of certain hardware orders was delayed from the third quarter of 1996 to the fourth quarter of 1996 as a result of difficulties encountered by the Company in integrating and fully utilizing a new hardware vendor. Hardware revenue increased 103% from $5.7 million in the nine months ended September 30, 1995 to $11.6 million during the same period of 1996.

In the third quarter of 1996 and 1995, revenues from hardware sales represented approximately 30% of total revenues. The percentage of hardware revenues depends on the mix of customer orders and the timing of particular customer installations and can be expected to fluctuate substantially from quarter to quarter.

Gross margin as a percentage of total revenue declined 16% from 55% in the third quarter of 1995 to 39% in third quarter of 1996. This decline results from the lower mix of high margin software, which represented 22% of third quarter 1996 total revenues versus 38% of the third quarter 1995 revenues, as well as declines in margins for the maintenance and services and other revenue.

Software gross margin as a percentage of software revenue declined 5% due to a higher proportion of sales of software purchased and licensed from third parties. This change in mix was due to the higher volume of third party software and fewer new customer sales of the Company's software products. Software gross margin as a percentage of software revenue also declined by 5% for the nine months ending September 30, 1995 compared to the same period in 1996.

Services and other revenues gross margin as a percentage of services and other revenues declined by 12% for the third quarter of 1996 primarily due to increased costs experienced by the Company for travel and direct expenses on contracts completed during the third quarter. Additional reductions in margin were caused by an increase in lower margin training and installation labor services.

Hardware gross margin as a percentage of hardware revenues remained consistent at 31% for the third quarter of 1996 and 1995.

The following table sets forth the Company's operating expenses, the dollar amount and percentage by which operating expenses increased, and operating expenses as a percentage of revenue, for the three month periods ended September 30, 1996:


                                                 THREE MONTHS             INCREASE          AS A PERCENTAGE OF
                                                    ENDED                                        REVENUE
                                                 SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                1996     1995              $       %          1996      1995
OPERATING EXPENSES
Product Development                             $1,627  $  911           $  716   79%          19%       10%
Selling, general and administrative              4,375   3,084            1,291   42%          50%       34%
                                                ------  ------           ------   --           --        --
                                                $6,002  $3,995           $2,007   50%          69%       44%
                                                ======  ======           ======   ==           ==        ==

Product development expenses increased from $911,000 in the third quarter of 1995 to $1.6 million in the third quarter of 1996. The increase was primarily for staffing to support new product development programs such as UltraAccess Remote Banking modules, Financial Services Platform module (FSP), Optical Disk Systems module, Voice Response IV module, product enhancements, and regulatory compliance. Product development expenses as a percentage to total revenues increased from 10% to 19% during the third quarter of 1996 compared to the same period in 1995 due to the lower total revenue for third quarter of 1996. The Company anticipates that future development expenses will increase in absolute dollars.

Selling, general and administrative expenses increased from $3.1 million in third quarter 1995 to $4.4 million in third quarter 1996. The increase was primarily due to the Company increasing the accounts receivable reserve by $930,000 during the quarter and additional increases in staff hired to address the sale of the Company's increasing array of application modules to the existing customer base and for enhancing the product marketing function for these and other new products. Selling, general and administrative expenses as a percentage of total revenues increased from 34% to 50%. The Company anticipates that future selling, general and administrative expenses will increase in absolute dollars.


INTEREST INCOME, NET

Interest income, net increased to $96,000 in the third quarter of 1996 compared to interest expense of $49,000 in the third quarter of 1995, primarily because of the earnings from investment of the funds generated from the Company's initial public offering.

FUTURE OPERATING RESULTS

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in this report and in the Company's Prospectus dated February 15, 1996. This report on Form 10-Q should be read in conjunction with such Prospectus, particularly "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its abilities to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth effectively as failure to do so could materially and adversely affect its business and operating results. In particular, the Company has reorganized its management structure in an effort to address changes in its business and is adapting its financial and operational control systems to respond to such changes. The Company is in the early stages of this reorganization process and there can be no assurances that the Company will achieve these objectives. In addition, installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. Because a portion of the Company's contracts typically include development of custom software, a failure by the Company to anticipate the time and expenses associated with such development could result in increased costs, delays, or reduced revenues and margin. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. A substantial portion of the Company's revenues for the third quarter were recorded at or near the end of the quarter. Failure to close new customer contracts as a result of lost sales or deferrals of customer decisions could have a material adverse impact on the future operating results. There can be no assurance that sales or installations will continue to occur at historical rates or in accordance with the Company's expectations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

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

On October 25, 1996, the U.S. District Court issued a nationwide injunction ("Order") barring federal credit unions from extending membership benefits to individuals who are not part of the credit union's original charter group. The Order imposes limits on new customers that a federal credit union may attract. This Order is presently on appeal. In response to the Order, the NCUA implemented an interim policy statement, effective November 14, 1996, providing a broader definition of core field of membership and allowing federal credit unions affected by the Order to restructure their existing fields of membership. Some federal credit unions have expressed reluctance to pursue extensive capital purchases until the appeals process is complete and the impact of the Order is further assessed. Although federal credit unions represent approximately 50% of all credit unions and less than half of these credit unions are affected by this ruling, if this ruling results in deferred customer purchase decisions for the Company's products, it could have a material adverse impact on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash and cash equivalents, primarily generated from the proceeds of the initial public offering and expected cash generated from operations, will satisfy its expected working capital and capital expenditure requirements through the immediate future.

During the third quarter of 1996 the Company entered into two new credit facilities with Silicon Valley Bank. The first credit facility is a $5.0 million dollar non-secured revolving line of credit that is to be used for working capital as the Company requires. The second instrument is a $1.5 million dollar capital equipment facility to be used as the Company requires the purchase of capital assets and leasehold improvements. The Company currently has no outstanding debt against these facilities.

Capital expenditures of $411,000 in the third quarter of 1996 was the result of computer equipment purchased to accommodate headcount growth and the upgrading of the sales staff's computers to more fully utilize new sales tools available.

Net cash used for operations was $11.0 million for the nine months ending September 30, 1996, of which $3.8 million was due to unbilled revenue. For the nine months ended September 30, 1995, net cash provided from operations was $610,000. Unbilled revenue, increased to $6.0 million for the nine months ending September 30, 1996 compared to $2.3 million at December 31, 1995. The increase in unbilled revenue was primarily related to the number of large contract sales and add-on and upgrade sales to existing customers for software, hardware and services. The Company's contract billing terms typically are spread out over a series of events (from contract execution through final acceptance) that generally span a six to nine month period resulting in unbilled revenues. The Company implemented a new billing policy during the latter part of the second quarter of 1996 that is intended to better match the timing of the billing and recognition of revenue, which should assist in the reduction of the higher level of the unbilled revenue. Unbilled revenue for the period ending September 30, 1996 decreased $2.5 million from the period ending June 30, 1996. Because this policy is new, there can be no assurances that the Company will continue to realize expected improvements in the near term or that collections will occur as expected.

During the nine months ended September 30, 1996 deferred revenue decreased $1.7 million primarily due to recognizing revenue from prior period contract sales and the timing of sales generated for the current period. Deferred revenue is also a function of the timing differences between the Company's contractual billing cycle and the revenue recognition policy. If the implementation of the new billing policy brings the benefits that the Company anticipates it should create a balancing effect between unbilled revenue and deferred revenue.

Net cash used for operations as a result of accounts payable was $2.4 million for the nine months ending 1996 compared to $1.3 million provided to operations during the same period of 1995. The increase use of the cash from operations for accounts payable resulted in a 26% decrease in the total outstanding accounts payable due to vendors from September 30, 1995 to September 30, 1996.

                          PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

(a)    Exhibits

10.19 ULTRADATA CORPORATION LOAN AGREEMENT (UNSECURED) between the Company and Silicon Valley Bank dated as of September 23, 1996.

10.20 CORPORATE RESOLUTIONS TO BORROW between the Company and Silicon Valley Bank dated as of September 23, 1996.

10.21 LIBOR SUPPLEMENT TO AGREEMENT between the Company and Silicon Valley Bank dated as of September 23, 1996.


11.01  Computation of Earnings per Share (in thousands except per share data)

                                              THREE MONTHS         NINE MONTHS
                                                 ENDED                ENDED
                                               SEPT. 30,            SEPT. 30,
                                           --------------------------------------
                                             1996       1995      1996      1995
                                            -------    ------    ------    ------
Net Income (loss)                           $(1,585)   $  576    $ (501)   $ (444)
                                            =======    ======    ======    ======
Weighted average outstanding shares           7,432     5,742     7,086     5,742
Common stock equivalents                         --       253        --        --
Common stock equivalents accounted for
 under Staff Accounting Bulletin No. 83          --        97        --       198
                                            -------    ------    ------    ------
                                              7,432     6,092     7,086     5,940
                                            =======    ======    ======    ======

                                            $ (0.21)   $ 0.09    $(0.07)   $(0.07)
                                            =======    ======    ======    ======

27.1   Financial Data Schedule

(b) There have been no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ultradata Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date     November 19, 1996             By  /s/ NIGEL P. GALLOP
      --------------------------          -------------------------------
                                           Nigel P. Gallop
                                           Chief Executive Officer and
                                            Chief Accounting Officer