Form 10-K
period 1996-12-31
ULTRADATA CORP
filed 1997-05-07
CIK 1005406

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


   X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
-------    Exchange Act of 1934 for the fiscal year ended December 31, 1996

_______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                       Commission File Number:  0-27468

                             ULTRADATA CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                            94-2746681
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

5000 Franklin Drive, Pleasanton, CA                            94588-3031
(Address of principal executive officer)                       (Zip Code)

              Registrant's telephone number, including area code:
                                 510/463-8356

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes     X     No  _____
                                     --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   _____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997, was approximately $11,134,196 (based on the last reported sale price of $4.00 per share on March 20, 1997 on the Nasdaq National Market).

As of March 20, 1997, Registrant had outstanding 7,575,291 shares of Common Stock, $.001 par value.

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART 1

              ITEM 1 - Business                                                       3

              ITEM 2 - Properties                                                     8

              ITEM 3 - Legal Proceedings                                              8

              ITEM 4 - Submission of Matters to a Vote of
              Securities Holders                                                      8

PART II       ITEM 5 - Market for Registrant's Common Equity
              and Related Stockholder Matters                                         8

              ITEM 6 - Selected Financial Data                                        9

              ITEM 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                           9

              ITEM 8 - Financial Statements and Supplementary Data                    15

              ITEM 9 - Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                                  15

PART III      ITEM 10 - Directors and Executive Officers of the Registrant            15

              ITEM 11 - Executive Compensation                                        17

              ITEM 12 - Security Ownership of Certain Beneficial Owners and
              Management                                                              20

              ITEM 13 - Certain Relationships and Related Transactions                21

PART IV       ITEM 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                             21

SIGNATURES                                                                            25

                                    PART I

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY AVAILABILITY AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE MANAGEMENT OF GROWTH AND THE OTHER RISKS DETAILED HEREIN, INCLUDING, WITHOUT LIMITATION, THE RISKS DISCUSSED IN THIS ITEM 1, "BUSINESS" AND IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES.

ITEM 1.  BUSINESS.

ULTRADATA Corporation (the "Company") provides open architecture, fully-integrated on-line information management solutions that enable relationship-oriented financial institutions to efficiently manage their businesses and offer real-time customized financial services 24 hours per day, seven days per week. These solutions allow the Company's customers to provide among other things financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions and are currently installed and used as an in-house solution by approximately 175 credit unions, which together have over 5.3 million members. Additionally, the Company's products are currently used by six service organizations representing over 230 credit unions with approximately 860,000 members.

Markets for the Company's Products and Services

Nearly one in four individuals in the United States belongs to a credit union. Credit unions are tax exempt organizations serving groups of affiliated members, such as employees of one or more companies, or members of unions or other organizations. Credit unions are owned by their members and offer a broad array of member-oriented financial services, including checking, savings and investment accounts, credit and debit cards, mortgage loans and a wide variety of consumer loans. Similar to banks and savings and loan associations, credit unions are closely regulated and their deposits are insured, in most cases up to $100,000 per account.

For credit unions to succeed in the competitive financial services market, they must continue to innovate with leading-edge products that provide optimal convenience and flexibility. This provides software vendors like the Company an opportunity to offer credit unions and other financial services providers products that automate their operations, reduce their expenses and improve services for their members.

Large and mid-sized credit unions have historically used inflexible "legacy" information processing systems. These proprietary legacy systems were generally written in third generation programming languages, such as COBOL or RPG, and are expensive and time consuming to modify. Consequently, these systems generally provide limited means to accommodate evolving customer requirements and limited data access.

Recently, credit unions have begun to evaluate new information processing technologies that give them the flexibility to deliver a broader array of products and services to meet the new demands of their customers and to differentiate their financial services offerings. Credit unions are beginning to follow the trend of the overall information systems market and migrate toward mainstream computing standards that provide this flexibility, including scaleable open network servers, Structured Query Language ("SQL") and ODBC-compliant databases, local and wide area networks and graphical user interfaces. The market is also beginning to take advantage of emerging technologies and evolving products, such as optical imaging for data and record storage, powerful client-server applications and Internet communications.

Products and Services

The Company offers its core product, the ULTRAFIS system, together with a family of information system products, which consist of a number of client-server applications that can be purchased together or separately to enhance the services offered by a financial institution. In addition, the Company and other service organizations offer service bureaus for customers that wish to utilize the ULTRAFIS system without the accompanying information systems infrastructure. Substantially all of the Company's revenues to date have been related to the Company's ULTRAFIS system, including software, hardware, maintenance and related services. The Company is also developing standalone products based on its client server application modules for use independent from the ULTRAFIS system.

The Company resells third party products supported by the ULTRAFIS system, including RISC/UNIX based workstations from major suppliers such as Hewlett-Packard and IBM. The Company also resells associated peripheral equipment such as printers, tape drives and networking devices. Software products used with the system, such as the UNIX operating system, the Unidata post-relational database, Uniplex office automation applications, and a variety of networking software, are relicensed by the Company.

In addition, the Company develops and markets client server applications which can be purchased together with the ULTRAFIS system to expand its range of capabilities or independently of the ULTRAFIS system. These applications include Ultra-Access, a suite of remote banking products which give financial institutions and their customers efficient, reliable and secure remote banking capabilities via personal computers, self service kiosk and telephone; Automated Loan Processing System (ALPS), which automates the entry, processing and evaluation of consumer loan applications; Financial Services Platform (FSP), a package of capabilities which provide, among other things, a platform for financial institutions to provide teller, consumer services and call center capabilities; Automated Teller Machine (ATM) Processing, which supports a wide array of ATM transactions, including savings and checking deposits and withdrawals, transfers between savings and checking accounts, loan payment and balance inquiry, and statement printing, as determined by the credit union, and Optical Management Systems, comprised of three systems that utilize optical disks to streamline the management of paper files and reduce microfiche and paper record costs.

Pricing

The total system price, including all hardware and software, for the Company's core ULTRAFIS system ranges from approximately $300,000 to $4 million, depending primarily on the membership or customer size and requested features. Of the total price for a typical system, approximately 35% is for software, 45% is for hardware and 20% is for installation and training.

Pricing for client server applications, such as Ultra-Access, ALPS and Optical Management System, typically ranges from approximately $10,000 to $125,000.

The Company also charges a recurring software maintenance fee for software support and periodic software upgrades. Currently, all of the Company's customers subscribe to the maintenance service, for which they pay a fee equal to a percentage of the purchase price for the selected software.

Technology

The Company's technology strategy is to employ the latest open computing standards that allow for networking and hardware independence. This approach allows the Company and its customers to take advantage of the most recent performance improvements and cost reductions in hardware, software, operating systems and databases.

The core ULTRAFIS software was originally released in 1981 and was significantly reengineered in 1990 to operate on the industry-standard open architecture UNIX operating system, making it able to run on a wide range of platforms, including those from Hewlett-Packard and IBM. The Company offers a fully integrated system that provides a wide choice of hardware vendors based on the UNIX operating system. Because UNIX provides for scalability and adaptability to growth and is expandable and open to a variety of hardware, software and networking products, the Company believes that products based on the UNIX operating system provide a competitive advantage in the development of systems for credit unions and other financial services providers.

The ULTRAFIS system utilizes the Unidata post-relational database management system, designed for high-volume, on-line transaction processing. This nested, three-dimensional database uses the industry-standard SQL to interface with the leading third party management and reporting packages. This model allows for significant improvements in system performance and in data storage compared to a relational system. This database allows the ULTRAFIS system to take advantage of leading-edge technology such as multi-processor hardware, distributed processing using TCP/IP and other standard networking protocols and client-server technology, as well as providing a seamless interface to popular Personal Computer ("PC") software products, such as the Microsoft Corporation ("Microsoft") suite of products and other advanced information tools. Under the Company's agreement with Unidata, Unidata has granted the Company a nonexclusive license to distribute and sublicense certain of Unidata's database products in North America. The agreement expires in September 1997 and is renewed annually through September 1998 unless either party notifies the other of its intention not to renew the agreement at least 90 days prior to an annual renewal date. The Company expects that this agreement will be renewed through September 3, 1998. While the Company believes that there are suitable alternatives to the Unidata database, any failure of the Company to renew the Unidata agreement or to obtain a suitable alternative could have a material adverse effect on the Company's business, financial condition and results of operations.

For its client-server products, the Company uses Microsoft Windows and Windows NT operating systems, which provide easy-to-use graphical user interfaces and enable the user to take advantage of the wide variety of PC applications that operate with these operating systems. The Company is developing its products to take advantage of new products and standards produced by Microsoft such as Visual Basic and Windows 95.

The Company's technology approach also provides for independence in local and wide area networking. The Company's customers use a wide variety of networking hardware and software. The Company believes that network independence is critical for its customers with multiple branches, ATMs and other remote banking needs such as remote electronic banking and electronic financial services.

Research and Development

The markets for the Company's products are characterized by rapidly changing technology and improvements in database technology, network operating systems, programming tools, programming languages, operating systems and computer hardware.

A principal focus of the Company's development activities at this time is the development of client server products. The Company's success will depend in part upon the development and sale of such products to the Company's current customers, future credit union customers that do not use the ULTRAFIS system and future customers outside of the Company's traditional credit union base, such as banks, savings and loan associations, and other financial services providers. The Company is also developing these client server products to be used on a "stand-alone" kiosk, i.e., with non-ULTRAFIS computer systems. This is a market with which the Company is unfamiliar, and the Company has made only two commercial shipments of a standalone product to date.

Product development expenses were $6.2 million, $3.9 million and $3.2 million in 1996, 1995 and 1994, respectively. The Company relies on third party contractors to provide development resources for certain client server products currently being developed.

Customers

The Company's installed customer base includes approximately 175 credit unions with in-house ULTRAFIS systems. The Company has also licensed the ULTRAFIS system to six service bureaus providing on-line services to over 230 additional subscriber credit unions throughout the United States. The Company's installed base of products currently serves approximately 5.3 million, or 7.5%, of the approximately 70.5 million total credit union members in the United States.

The Company's strategy is to target credit unions with over 12,000 members, because their size may require them to purchase complex information processing systems. While the total number of credit unions declined approximately 3%, from 12,283 to 11,901, between 1995 and 1996 (primarily as a result of mergers) the number of credit unions in the Company's target market of greater than 12,000 members grew approximately 3% from 1,234 to 1,274, during the same period. Of the Company's current customers, 13 have more than 75,000 members, approximately 102 have between 12,000 and 75,000 members and approximately 57 have fewer than 12,000 members. Primarily as a result of mergers between 1993 and 1996, the number of credit unions has declined approximately 8% from 12,960 to 11,901. During the same period the number of credit unions in the Company's target market has grown approximately 11% from 1,131 to 1,274.

Customer Service

Customer service and support are key elements of the Company's business. The services and support products offered to its customers include product installation and training, conversion programming services, custom programming, service bureau, disaster recovery planning and training services, and telephone customer support.

Support

The Company offers standard, extended and emergency telephone customer support to assist customers in resolving problems. Under the Company's standard maintenance agreements, support is provided from 6:00 a.m. to 8:00 p.m. Pacific Time and from 6:00 a.m. to 5:00 p.m. Eastern Time, Monday through Friday. The Company offers 24-hour customer support for an extra hourly charge.

Services

The Company also offers a variety of product, technical and application training courses to its customers, including on-site customer training upon installation, continuing education at the client site as well as at the Company's Pleasanton, California headquarters and at regional credit union training facilities. For financial institutions, the installation of a new data processing system is a complex and time-critical undertaking. Typically, a new system must be installed and made fully operational with data converted from the prior system over a single weekend and without any period of parallel operation with the system it replaces. After selecting the Company as the solution provider the installation requires a minimum of four months of preparation and planning to successfully install and convert from the customer's legacy system.

The Company operates a service bureau in its Pleasanton, California facilities through which customers may use the ULTRAFIS system on a monthly fee basis through a data communications connection. Currently, eight credit unions with an aggregate of approximately 65,000 members utilize this service bureau. Additionally, the Company has granted perpetual licenses to six other service bureaus which provide online use of the ULTRAFIS system to over 230 subscriber credit unions throughout the United States. The licenses currently grant limited exclusivity for service bureaus to these entities in certain geographic areas.

The Company provides an optional service that allows customers to operate their ULTRAFIS systems in the event of a catastrophic system failure at their own site computer system at its Disaster Recovery Center in Carrollton, Texas.

Sales and Marketing

The Company sells its products and services in the United States through a direct sales force of ten sales representatives located in the Company's main offices in Pleasanton, California, and in sales offices in Atlanta, Boston, Detroit, Houston, Los Angeles, New Jersey and Spokane. Additionally, the sales force is supported by a technical team of system consultants and system engineers. While the sales cycle varies substantially from customer to customer, it typically takes from six to twelve months.

To date, the Company has marketed its products primarily through its internal marketing staff. The Company anticipates that it will develop and rely in part upon a distribution relationship to market its products. There can be no assurance that the Company will be successful in establishing such relationships or that any entities with which such relationships are established will be successful in marketing or selling the Company's products in these markets.

Outside the United States, the Company markets its products in Australia and certain other countries in the Pacific Rim through a distributor, Ultradata Australia, which is owned by two of the four principal stockholders of the Company. Royalties from distribution of the Company's products by Ultradata Australia are less than 1% of annual revenue and are expected to remain immaterial in the future.

Competition

The market for information processing services to the credit union industry is highly competitive and fragmented. No single vendor has established a commanding market position. The Company competes primarily with independent computer service firms and internal data processing departments of potential customers. The Company's products are generally priced higher than those of its competitors because the Company believes that its products generally provide more functionality and versatility and higher levels of integration than its competitors' products.

The Company believes that the principal competitive factors in its target market are product functionality, flexibility, use of new industry standard technologies, ease-of-use, quality, performance, customer service and support, company reputation and price. Although the Company believes that it competes effectively with respect to each of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, some of which have significantly greater financial, technical, marketing and other resources than the Company. In particular, the market for products that compete with the Company's client server products is broader than the market for ULTRAFIS systems and the Company faces minor competition from other suppliers of financial service products.

The Company's principal competitors are different across the credit union market as the size and complexity of financial institutions have different functionality or pricing requirements. For larger credit unions with more than 75,000 members, the Company's principal competitor is Summit. For credit unions having between 12,000 and 75,000 members, the Company's principal competitors are XP Systems, Summit, Users Incorporated and various products offered by EDS. For credit unions having between 1,000 and 12,000 members, the Company's principal competitors are Symitar, Users Incorporated, EDS and FISERV. EDS and FISERV are also principal competitors of the Company in providing service bureau services.

Proprietary Rights and Licenses

The Company seeks to protect its software, documentation and other proprietary information under trade secret, copyright and trademark laws, which afford only limited protection. The Company has no patents. ULTRADATA is a registered U.S. trademark of the Company, and ALPS, ULTRAFIS, Ultra Access and the ULTRADATA logo are trademarks of the Company.

There are currently no pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties. A successful claim against the Company or the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

The Company is not directly subject to federal or state regulations applicable to credit unions and other financial institutions. As a provider of products to these entities, however, the Company must take into account such regulations in order to provide products that help its customers comply with such regulations. The credit unions that utilize the Company's products are regulated by the National Credit Union Association (NCUA), a federal government agency, and various state regulatory authorities. The use by financial institutions of the Company's products is subject to a number of laws and regulations promulgated by the NCUA and the Federal Reserve Board. The implementation of the Company's products by its customers is reviewed from time to time by government regulators in connection with compliance audits of the customers' operations and the Company also monitors regulatory changes on its own and implements changes to the Company's products as appropriate. Failure to reflect the terms of such regulations in a timely or accurate manner could conceivably subject the Company to liabilities that could have a material adverse effect on its business, financial condition and results of operations. Furthermore, changes to these regulations and standards or the adoption of new regulations or standards that affect the Company's products could affect the performance of such products and have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

The Company had approximately 300 employees as of December 31, 1996, an increase of 28% over the prior year. As of March 31, 1997 the Company effected a reduction in force and as of such date had approximately 225 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are good.

ITEM 2.  PROPERTIES.

The Company's headquarters in Pleasanton, California consists of two facilities under lease through January 1, 2007. The Company is currently consolidating its headquarters operations into the larger of the two facilities and is actively pursuing subleasing the other facility. The Company believes that the larger facility will meet its growth needs for the foreseeable future. The Company does not anticipate any difficulties in securing a tenant due to the active rental market in the area.

The Company also has an office in Carrolton, Texas which houses the corporate and customer disaster recovery center. The facility is under lease until December 1998.

ITEM 3.  LEGAL PROCEEDINGS.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES-HOLDERS.

Inapplicable.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol of "ULTD". The following table sets forth the quarterly high and low closing prices for the Company's Common Stock since its initial public offering effective February 16, 1996.

-----------------------------------
  FISCAL 1996       HIGH      LOW
-----------------------------------
First Quarter      $10 1/8   $7 3/8
Second Quarter      11 3/8    6 1/4
Third Quarter        8 3/4    5 3/4
Fourth Quarter           6    2 3/4

The Company declared a $400,000 cash dividend in January 1995, which was fully paid by August 1995. The Company has not declared or paid any other cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, the financial condition of the Company, general business conditions and contractual restrictions on payments of dividends, if any. The Company's credit agreement currently prohibits the Company from paying cash or stock dividends without the bank's consent.

On July 31, 1995, the Company granted to the Company's Chief Executive Officer, outside of the 1994 Equity Incentive Plan (the "1994 Plan"), nonqualified options to purchase 600,000 shares of common stock at $6.00 per share, of which 300,000 options vested immediately. 150,000 of the remaining options become exercisable in 1997 and 150,000 in 1998. On February 16, 1996, the Company filed a Registration Statement on Form S-8 with respect to such options. On October 17, 1996, the

Company granted to the Company's President, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $3.50 per share. These options vest over four years, with 25% of the shares becoming exercisable on October 17, 1997 and the remaining shares vesting in equal increments monthly throughout the remainder of the period. The Company plans to register such shares on Form S-8 prior to the required date.

As of December 31, 1996, there were approximately 22 stockholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                 FOR THE YEARS ENDED DECEMBER 31
                                  -------------------------------------------------------------------------------
                                          1996             1995              1994           1993           1992
                                          ----             ----              ----           ----           ----
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
DATA
Revenues
  Software                           $   9,452           $ 10,396          $ 6,431         $  7,147      $  5,200
  Maintenance                            8,543              7,202            6,092            4,624         3,853
  Services and other                     8,198              5,244            6,102            4,063         2,761
  Hardware                              14,251              8,292            7,066            9,700         6,829
                                  -------------------------------------------------------------------------------
  Total Revenues                     $  40,444           $ 31,134          $25,691         $ 25,534      $ 18,643
                                  -------------------------------------------------------------------------------
Gross margin                            14,409             15,865           12,473           10,043         8,386
Operating income (loss)                 (7,289)               574            1,028               90           188
Net income (loss)                       (6,960)               334              610               14            78
Net income (loss) per share          $   (0.97)          $   0.06          $  0.10         $      -          0.01
Shares used in per share
 computations                            7,195              6,042            6,020            6,278         6,278

                                                                        December 31,
                                  -------------------------------------------------------------------------------
                                         1996               1995             1994             1993          1992
                                         ----               ----             ----             ----          ----
BALANCE SHEET DATA
Cash, cash equivalents and
short-term investments               $   3,003           $  1,124          $   881         $  2,050      $  1,482
Total assets                            20,403             15,135            9,186            9,201         6,656
Debt, excluding current portion            323                 43              274              228           287
Stockholders' equity                     9,496              1,518            1,664            1,054         1,340
OTHER DATA
Product development expense          $   6,180           $  3,859          $ 3,184         $  2,233      $  2,468
Cash dividends per
share of common stock (1)                    -           $   0.07                -                -             -

(1) In June 1993, the Company purchased certain software technology from a company which was wholly owned by three stockholders of ULTRADATA. The Company paid $300,000 in 1993 and paid a final $80,000 in 1995 relating to a contingent payment. As this technology had no historical cost basis, this transaction was accounted for as a stockholder distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

The Company provides open architecture, fully-integrated on-line information management solutions that enable relationship-oriented financial institutions to efficiently manage their businesses and offer real-time customized financial services 24 hours per day, seven days per week. These solutions allow the Company's customers to provide among other things financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions and are currently installed and used as an in-house solution by approximately 175 credit unions, which together have over 5.3 million members. Additionally, the Company's products are currently used by six service organizations representing over 230 credit unions with approximately 860,000 members.

A significant portion of the Company's revenues to date have been from software licenses and hardware sales related to the Company's ULTRAFIS system and the Company expects revenues related to the ULTRAFIS system to represent a significant portion of its total revenues for the next several years.

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

Each new customer system consists of the Company's ULTRAFIS product which may be combined with selected client server applications, hardware and services. In 1996, such sales to new customers totaled 18 systems, compared to 13 systems in 1995 and 9 systems in 1994. The average selling price of a new customer system was approximately $700,000 in 1996, compared to approximately $1.4 million in 1995 and approximately $450,000 in 1994. Less than 20% of the new customer system sales in 1996 had selling prices over $1 million while over 50% of the 1995 new sales were over $1 million, including one transaction of $4.0 million. The largest system transaction in 1994 had a selling price of approximately $750,000. The increased size and complexity of the 1995 new system sales transactions compared to the 1994 system sales impacted the Company's ability to properly scope both the resources required and the project management requirements of installations related to these new customers. Consequently, many of the installations pursuant to 1995 new system sales occurred during 1996. With the increase in 1996 system sales and the introduction and demand for the Company's new client server applications across its customer base, the Company found itself poorly prepared to manage the increased requirements placed on its training and installation and customer support organizations. The Company believes that the number of large customer system sales in 1995 and the Company's difficulties in some of the installations of these large systems impacted the number of these types of sales by the Company in 1996.

Software products as complex as those offered by the Company often contain undetected errors or failures, or contain new functionality that may not meet customer expectations. Nevertheless, through 1995 the Company had no history of product returns or significant customer credits or other customer economic accommodations. However, during 1996 the Company experienced customer difficulties in two areas; the introduction of certain new client server products and installation delays on several new customer installations.

The Company's customers expressed strong demand for the new client server applications causing the Company to release certain products before implementation of an effective product field testing process. Customer difficulties occurred as certain product errors and failures arose and as customers became aware of certain perceived functionality issues. As a result, broad market acceptance did not occur, and the Company made some economic accommodations as the Company worked to resolve the product issues.

This difficult introduction of new client server applications and the increase in 1996 system sales caused severe strain on the Company's training and installation and customer support organizations. As a result, several new customers experienced delays and inefficiencies in their installations, and two customers elected to suspend their conversion process and seek a cancellation from the Company.

These 1996 customer difficulties caused, among other things, increases in the Company's unbilled revenues, a significant increase in the Company's reserve for doubtful accounts and sales returns and contributed to significant decreases in new customers and software sales during the last two quarters of 1996.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are comprised of software, customer maintenance, services and other revenues and hardware revenues. Total revenues increased 30% in fiscal 1996 to $40.4 million, compared to $31.1 million in 1995 and $25.7 million in 1994.

Software revenues decreased 9% in fiscal 1996 to $9.5 million, compared to $10.4 million in 1995 and $6.4 million in 1994. This decline was associated with a reduction of overall software revenue within the new system mix compared to 1995, which more than offset the growth in client server application sales.

The Company's maintenance revenues are derived from annual support agreements with its customers. Maintenance revenue increased 18% in fiscal 1996 to $8.5 million, up from $7.2 million in 1995 and $6.1 million in 1994. The increases in 1996 and 1995 were both primarily a result of growth in new ULTRAFIS system customers, the volume of new client server application modules introduced in 1996 installed during the year and a CPI price increase. The Company's in-house customer base (excluding service bureau customers) grew to approximately 172 systems on December 31, 1996 from approximately 150 systems on December 31, 1995 and 140 customers on December 31, 1994.

Services and other revenues includes training and installation, custom development, service bureau operation fees and disaster recovery contracts. Services and other revenue increased by 58% in fiscal 1996 to $8.2 million, compared to $5.2 million in 1995 and $6.1 million in 1994. The revenue growth for 1996 was primarily due to increases in training and installation activities due to the number of new customer installations and client server application module installations. The decline in 1995 service revenue compared to 1994 was primarily attributable to an increase in length of installation time on larger new customer systems sold during that period which lowered training and installation activities as well as custom development.

Hardware revenue increased 72% in fiscal 1996 to $14.3 million, compared to $8.3 million in 1995 and $7.1 million in 1994.

Hardware revenues depend on the mix of customer orders and the timing of particular customer installations and fluctuate substantially from year to year. The Company completed 36% of the year's hardware shipments during the first quarter of 1996 due to the high volume of new order activities which occurred during the second half of 1995.


GROSS MARGINS

Gross margin as a percentage of total revenue decreased to 36% in 1996 down from 51% in 1995 and 49% in 1994. The primary cause of the decline in 1996 was that installations and training for new system conversions (a large component of the Services and other segment) operated at a loss for the year due to cost overruns on committed contracts and associated travel expenses. Gross margins between 1995 and 1994 remained relatively constant.

Software gross margin as a percentage of software revenue declined 6% in 1996 to 77% down from 83% in 1995 and 78% in 1994. This decrease in 1996 was due to a higher proportion of sales of software purchased and licensed from third parties. The increase in 1995 was due to the number of large new customer system sales that have a lower proportion of third party software relative to total software.

Maintenance gross margin as a percentage of maintenance declined by 13% in 1996 to 41% down from 54% in 1995 and 53% in 1994. The 1996 decrease was primarily due to increases in the number of employees to address customer support calls regarding the Company's products and increases in new customers. The margin for maintenance for 1995 was consistent with 1994.

Services and other revenues gross margin as a percentage of services and other revenues declined by 31% in 1996 to 3% down from 28% in 1995 and 35% in 1994. The 1996 decrease was primarily due to cost overruns on new customer installations and increased costs experienced by the Company for travel and direct expenses on contracts higher than those contracted for by the customer. The decrease between 1995 and 1994 was due to increases in custom development services during 1995 that are sold at lower margins than other services.

Hardware gross margin as a percentage of hardware revenues improved during 1996 by 5% to 28% compared to 23% in 1995 and 29% in 1994. The improvement in 1996 was due to the sale of higher margin hardware associated with the client server applications offered by the Company during 1996. The decrease between 1995 and 1994 was due to several large customers in 1995 receiving higher discounts on their hardware purchases.

OTHER OPERATING EXPENSES

Product development expenses increased to $6.2 million in 1996 up from $3.9 million in 1995 and $3.2 million in 1994. The increase was primarily due to an increase in staffing and contract programmers to develop new client server applications such as UltraAccess Remote Banking modules, Financial Services Platform modules (FSP), Optical Disk Systems modules, Voice Response IV, product enhancements, and regulatory compliance. The increase between 1995 and 1994 was primarily due to increased staffing for client server applications introduced in 1996. Product development expenses as a percentage of total revenues increased to 15% in 1996, up from 12% in 1995 and 1994.

Selling, general and administrative expenses increased to $15.5 million in 1996 from $11.4 million in 1995 and $8.3 million in 1994. The Company increased staff to address the sale of the Company's increasing array of application modules to the existing customer base and to enhance the product marketing function for these and other new products.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net increased to $329,000 in 1996 compared to net interest expense of $71,000 in 1995, primarily due to the earnings from the investment of the funds generated by the Company's initial public offering.

FUTURE OPERATING RESULTS

The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results. In connection with the audit of the Company's 1996 financial statements, the Company's independent accountants identified certain "reportable conditions" relating to material weaknesses in the Company's internal controls. With respect to the Company's process for new product releases, the Company's independent accountants noted material weaknesses in its field testing procedures and customer communication, resulting in installation delays and aging of receivables and unbilled revenues and the shipment of products in advance of the Company's capacity to install on a timely basis resulting in a significant increase in unbilled revenues. Material weaknesses were also identified in the Company's procedures for timely analyzing customer balances, estimating the overall cost of training and installation obligations and the cost to complete at any particular time. These material weaknesses were exacerbated by inefficiencies in the Company's accounting system. As a result of these material weaknesses in the Company's accounting system, the auditors expressed significant concerns about the Company's ability to report timely, accurate financial information in the future. Although the Company has taken steps to address certain of these issues and intends to take steps to address all of these issues, there can be no assurance that the Company will resolve all of these issues in a timely manner.

The Company has reorganized its management structure and added new management in an effort to address change in its business and is adapting its financial and operational control systems to respond to such changes. The Company is in the early stages of this reorganization process and there can be no assurances that the Company will achieve these objectives. In addition, Nigel Gallop, Chairman of the Company, who has played a significant role in the Company and who has led this reorganization, has resigned as Chief Executive Officer. The Company has promoted a new Chief Executive Officer. Mr. Gallop will remain as Chairman of the Company. The failure of new management to effectively carry out the Company's strategic plans could have a material adverse effect on the Company's business, financial condition and results of operations.

Installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. Because a portion of the Company's contracts may include development of custom software, adaptation to customer needs and significant training and installation efforts, a failure by the

Company to anticipate the time and expenses associated with such development and adaptation could result in increased costs, delays, or reduced revenues and margin. In 1996 the Company experienced difficulty in the installation and training process on several conversions, resulting in delays, reductions in revenues and increases in expenses primarily as a result of the increase in new customer activity in 1996 and the failure of the Company's training and installation organization to be able to perform to contract schedules. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. Failure to close new customer contracts as a result of lost sales or deferrals of customer decisions could have a material adverse impact on the future operating results. There can be no assurance that sales or installations will continue to occur at historical rates or in accordance with the Company's expectations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

The Company has previously experienced delays in the development and introduction of new products and product enhancements, including certain of its client server products. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the development of new products, or the failure of these new products, if and when installed, to achieve a significant degree of market acceptance, could have a material adverse effect upon the Company's business, financial condition and results of operations.

The Company's quarterly and annual revenues and operating results have varied significantly in the past, and may do so in the future. Operating results may fluctuate due to factors such as the demand for the Company's products, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the levels of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the credit union and financial services markets and economic conditions generally or in various industry segments. In addition, a significant portion of the Company's business has been derived from substantial contracts with large organizations with long decision-making cycles, and the timing of such orders has caused material fluctuations in the Company's operating results. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues do not occur or are delayed, the Company's operating results would be disproportionately affected. The Company expects quarterly and annual fluctuations to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

In addition, software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of, or delay in, market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Substantially all of the Company's revenues historically have been related to the Company's ULTRAFIS system, and the Company expects that for several years a substantial portion of its revenues will continue to be related to the ULTRAFIS system. The Company is also dependent upon the success of its new client server products. The Company's success will depend in large part on its ability to sell, install, maintain and enhance the ULTRAFIS system and client server products and to develop, on a timely and cost-effective basis utilizing new technologies, application modules that meet evolving customer needs. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and develop application modules, compete with new product offerings by third parties, complete new standalone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign and complete new customer contracts would have a material adverse effect on the Company's results of operations.

On October 25, 1996 the U.S. District Court ruled that federal credit unions may not extend membership benefits to individuals who are not part of the credit union's original charter group. This ruling imposes limits on new customers that a federal credit union may attract. As a result, some federal credit unions have expressed a reluctance to pursue extensive capital purchases until the impact of the ruling is further assessed. Accordingly, if this ruling results in deferred customer purchase decisions for the Company's products, it could have a material adverse effect on the Company's business, financial condition, and results of operations. While federal credit unions represent approximately 60% of all credit unions, less than half of these credit unions are affected by this ruling.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash, cash equivalents and short-term investments, expected cash generated from operations and the available bank line of credit will satisfy its expected working capital and capital expenditure requirements through the immediate future.

In September 1996, the Company entered into an agreement with a bank to obtain a $5.0 million revolving line of credit, bearing interest at the bank's prime rate, 8.25% at December 31, 1996 and a $1.5 million capital equipment facility bearing interest at prime plus 0.25%. The Company was in violation of certain financial covenants under this agreement as of December 31, 1996 and March 31, 1997. In May 1997, the bank waived these violations, and the Company and the bank restructured their relationship under a factoring agreement, which replaces the revolving line of credit. The factoring agreement provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1998. The agreement also provides that the borrowings are secured by all tangible and intangible assets of the Company. As of December 31, 1996 there was no outstanding balance under the revolving facility and the outstanding balance on the capital equipment facility was $388,000. As of April 30, 1997, the outstanding balance on the capital equipment facility was $684,000. As part of the new agreement, no further draws will be available and the Company will establish cash collateral for this balance. The Company expects to pay off this balance and relieve the cash collateral by obtaining asset-backed lending from another source.

Capital expenditures of $1.7 million in 1996 were primarily for computer equipment purchased to accommodate headcount growth and the upgrading of the employee computers to more fully utilize new software tools available.

Net cash used for operations was $11.9 million for the year ending December 31, 1996, including the $7.0 million net loss for 1996. For the year ending December 31, 1995, net cash provided by operations was $2.0 million. Unbilled revenue increased to $3.9 million at December 31, 1996 compared to $2.3 million at December 31, 1995. The increase in unbilled revenue was primarily related to an increase in the number of large contract sales and add-on and upgrade sales to existing customers for software, hardware and services. Historically, the Company's typical contract billing terms were based on completion of a series of events (from contract execution through final acceptance), generally spanning six to twelve months, which did not coincide with the Company's revenue recognition policy, resulting in unbilled revenues. The Company implemented a new billing policy during 1996 that is intended to better match the timing of the billing with recognition of revenue, which should reduce the level of unbilled revenue. Unbilled revenue at December 31, 1996 decreased $4.7 million from June 30, 1996. There can be no assurance that the Company will continue to realize such improvements in the future or that collections of amounts billed will occur as expected.

Net cash used for operations attributed to accounts payable was $1.6 million for the year ending 1996 compared to $3.3 million provided to operations during the same period of 1995. The increased use of the cash for operations attributed to accounts payable resulted in a 30% decrease in the total outstanding accounts payable due to vendors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is incorporated by reference herein from Part IV, Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

NOMINEES

  The directors and executive officers of the Company are as follows:

                                                                          OFFICER OR
  NAME                      AGE        TITLE                            DIRECTOR SINCE
  ----                      ---        -----                            --------------
Robert J. Majteles.........  32  President and Chief Executive Officer        1996
Nigel P. Gallop............  51  Chairman of the Board                        1981
Philip D. Ranger...........  40  Chief Financial Officer                      1996
David J. Robbins...........  38  Vice President, Customer Service             1995
Ronald A. Marguglio........  54  Vice President, Sales and Marketing          1996
Cindy L. Stinnette.........  39  Vice President, Product Development          1997
John F. Carlson............  58  Director                                     1997
Lawrence M. Howell(1)(2)...  51  Director                                     1995
M. M. Stuckey(1)(2)........  58  Director                                     1995

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

  Robert J. Majteles--Mr. Majteles is a director of the Company, served as President and Chief Operating Officer since October 1996, and has served as President and Chief Executive Officer since April 1997. From January 1992 to June 1996, Mr. Majteles served in various executive positions at CAMAX Systems Inc., a computer software firm, including President and Chief Executive Officer from June 1994 to June 1996. Mr. Majteles holds a Bachelor of Arts from Columbia College and a Juris Doctor from Stanford University.

  Nigel P. Gallop--Mr. Gallop, a co-founder of the Company, has been a director of the Company since its incorporation in May 1981 and has served as its Chairman since October 1989. Mr. Gallop served as President of the Company from October 1989 to October 1996, and served as Chief Executive Officer of the Company from October 1989 to April 1997.

  Philip D. Ranger--Mr. Ranger has served as Chief Financial Officer since December 1996. From December 1995 to December 1996, Mr. Ranger served as the Company's Director, Financial Planning. From October 1989 to June 1994, Mr. Ranger served in various managerial positions at Triad Systems Corporation. Mr. Ranger holds a Bachelor of Arts from the University of Texas.

  David J. Robbins--Mr. Robbins has served as Vice President, Customer Services since November 1995. From January 1992 to November 1995, Mr. Robbins served as Director, Product Development at Automated Data Processing, Inc. From March 1986 to January 1992, he served as branch manager of Progressive Corporation. Mr. Robbins holds a Bachelor of Arts from Westminister College and a Master of Arts from the University of Phoenix.

  Ronald A. Marguglio--Mr. Marguglio has served as Vice President, Sales & Marketing since September 1996. Mr. Marguglio served as Vice President and Director of Marketing at Diebold Inc. from June 1993 to August 1996, and as its Vice President, Western Division from February 1986 to May 1993. Mr. Marguglio holds a Bachelor of Science from Charleston University.

  Cindy L. Stinnette--Ms. Stinnette has served as Vice President, Product Development since February 1997. Ms. Stinnette served as the Company's Product Definition Specialist from July 1987 to August 1992, as Manager, Product Development from August 1992 to January 1997, and as Director, Product Development from January 1997 to February 1997.

  John F. Carlson--Mr. Carlson has been a director of the Company since 1997. Since June 1995, Mr. Carlson has been self-employed as an advisor to small businesses. From September 1991 to December 1992, Mr. Carlson served as President and Chief Operating Officer of Cray Research, Inc., a supercomputer manufacturer, and as its Chairman and Chief Executive Officer from January 1993 to May 1995. Mr. Carlson holds a Bachelor of Science from St. Mary's University of Minnesota.

  Lawrence M. Howell--Mr. Howell has been a director of the Company since December 1995. Since January 1996, Mr. Howell has been Managing Partner of Howell Capital, an investment banking advisory firm. From January 1993 to December 1995, Mr. Howell was employed by Morgan Stanley & Co. Incorporated, an investment banking firm, where he served most recently as Advisory Director. From May 1970 to December 1992, he was employed in the investment banking division of Goldman Sachs & Co., an investment banking firm. Mr. Howell holds a Bachelor of Business Administration from the University of Texas and a Master of Business Administration from Southern Methodist University.

  M. M. Stuckey--Mr. Stuckey has been a director of the Company since December 1995. Since October 1982, Mr. Stuckey has been Chief Executive Officer and Chairman of the Board of Fourth Shift Corporation, a supplier of client-server based software. Mr. Stuckey holds a Bachelor of Science in Math and Business from Southern Methodist University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16 of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, the Company believes that all Section 16(a) filing requirements were met during 1996, except that the Form 4, reporting a purchase of securities for Lawrence M. Howell and M. M. Stuckey, each of whom is a director of the Company, were filed late. In addition, the Form 4, reporting an option exercise and a sale of securities, for James R. Graham, II, a former President and Chief Operating Officer of the Company, and the Form 4, reporting a sale of securities for Brian N. Dean, beneficial owner of more than 10% of the Company's Common Stock, of the Company, were filed late.


ITEM 11.   EXECUTIVE COMPENSATION

  The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of 1995 and 1996 to the Company's Chief Executive Officer, the Company's four other most highly compensated executive officers who were serving as executive officers at the end of 1996, and two highly compensated executive officers who were not serving as executive officers at the end of 1996 (together, the "Named Executive Officers"). This information includes the dollar values of base salaries, bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights and has no long-term compensation benefits other than the stock options.

                          SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                           ANNUAL COMPENSATION           ------------
                                  --------------------------------------  SECURITIES
   NAME AND PRINCIPAL    FISCAL                           OTHER ANNUAL    UNDERLYING
        POSITION          YEAR     SALARY      BONUS     COMPENSATION(1)   OPTIONS
   ------------------    ------   --------    -------    --------------- ------------
Nigel P. Gallop.........  1996    $338,381    $   --         $   --         35,000
 Chief Executive Officer  1995    $530,286        --             --        600,000
Robert J. Majteles......  1996    $ 51,250(2) $   --         $14,288(3)    600,000
 President and Chief
 Operating Officer
Philip D. Ranger........  1996    $113,333    $   --         $   --          4,000
 Chief Financial Officer  1995(4) $  7,153        --             --            --
David J. Robbins........  1996    $110,000    $   --         $   --         20,000
 Vice President,          1995(6) $  9,871        --             --            --
 Customer Services
James R. Graham, II.....  1996    $251,515        --         $40,565(7)     50,000
 Former President and     1995    $210,484        --         $ 8,198           --
 Chief Operating Officer
Whitelaw Wright III.....  1996    $191,050    $27,000(5)     $   --         20,000
 Former Executive Vice    1995    $153,713        --         $ 6,260           --
 President,
 Product Development
Mary K. Pecka...........  1996    $164,931    $   --         $16,584(7)        --
 Former Executive Vice    1995    $153,713        --         $ 6,687           --
 President, Training and
 Installation

--------
(1) Unless otherwise noted, consists of contributions made by the Company to each Named Executive Officer's 401(k) plan account in 1995. These contributions are subject to a vesting schedule that provides for vesting of 20% of the contributions for each year of service with the Company.
(2) Mr. Majteles commenced employment with the Company in October 1996. Mr. Majteles was appointed Chief Executive Officer in April 1997.
(3) Represents payment to Mr. Majteles for relocation expenses.
(4) Mr. Ranger was employed by the Company as its Director of Finance in December 1995.
(5) The Company paid Mr. Wright a discretionary $27,000 bonus reflecting performance in 1995 and determined in 1996.
(6) Mr. Robbins commenced employment as Vice-President, Customer Services in December 1995.
(7) Represents accrued vacation paid upon termination of employment.

  The following table sets forth further information regarding option grants during 1996 to each of the Named Executive Officers. Except with respect to the option granted to Mr. Majteles, all options were granted pursuant to the Company's 1994 Equity Incentive Plan. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                             OPTION GRANTS IN 1996

                                                                                 POTENTIAL REALIZABLE
                         NUMBER OF  PERCENTAGE OF                               VALUE AT ASSUMED ANNUAL
                         SECURITIES TOTAL OPTIONS                                RATES OF STOCK PRICE
                         UNDERLYING  GRANTED TO                             APPRECIATION FOR OPTION TERM(2)
                          OPTIONS   EMPLOYEES IN  EXERCISE PRICE EXPIRATION --------------------------------
  NAME                   GRANTED(1)     1996        PER SHARE       DATE          5%              10%
  ----                   ---------- ------------- -------------- ----------       --        ----------------
Nigel P. Gallop.........   35,000        3.8%         $6.625       8/23/06  $    145,824.94 $    369,548.46
Robert J. Majteles......  600,000       65.3%         $ 3.50      10/17/06  $  1,320,676.66 $  3,346,854.00
Philip Ranger...........    4,000        0.4%         $ 7.25        2/8/06  $     18,237.94 $    462,184.60
Whitelaw Wright III.....   20,000        2.2%         $ 7.25        2/8/06  $     91,189.72 $    231,092.30
David J. Robbins........   20,000        2.2%         $ 7.25        2/8/06  $     91,189.72 $    231,092.30
James R. Graham, II.....   50,000        5.4%         $6.625       6/29/97  $    208,321.34 $    527,926.38
Mary K. Pecka...........      --         --              --            --               --              --

--------
(1) The options shown in the table were granted at fair market value, are (with the exception of the nonqualified option grant to Mr. Majteles) incentive stock options and will expire ten years from the date of grant, subject to earlier termination upon termination of the optionee's employment. The options become exercisable over a four-year period, with 25% of the shares vesting on the first anniversary of the date of grant and thereafter 2.083% of the shares vesting for each full month that the optionee renders services to the Company.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

  The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during 1996, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1996. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $4.125 per share, which was the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1996, the last day of trading for 1996.

            AGGREGATED OPTION EXERCISES IN 1996 AND YEAR-END VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                  OPTIONS AT FISCAL YEAR-   IN-THE-MONEY OPTIONS AT
                           SHARES                         END(1)              FISCAL YEAR-END(2)
                         ACQUIRED ON    VALUE    ------------------------- -------------------------
  NAME                   EXERCISE(1) REALIZED(1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
  ----                   ----------- ----------- ----------- ------------- ----------- -------------
Nigel P. Gallop.........      --           --      485,000      150,000        --             --
Robert J. Majteles......      --           --          --       600,000        --        $375,000
Philip Ranger...........      --           --          --         4,000        --             --
Whitelaw Wright III.....      --           --       37,500       32,500        --             --
David Robbins...........      --           --          --        20,000        --             --
James R. Graham, II.....      --           --          --           --         --             --
Mary K. Pecka...........   50,000      $30,625         --           --         --             --

--------
(1) "Value Realized" represents the fair market value of the shares of Common Stock underlying the option on the date of exercise less the aggregate exercise price of the option.
(2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company's Common Stock on December 31, 1996, the last day of trading for 1996.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee consists of Messrs. Howell and Stuckey. For a description of transactions between the Company and members of the Compensation Committee and entities affiliated with such members, see the discussion under "Certain Relationships and Related Transactions" below.

                             EMPLOYMENT AGREEMENTS

  The Company is a party to an employment agreement dated as of January 1, 1992 with Nigel P. Gallop (the "Former Employment Agreement") pursuant to which he served as President and Chief Executive Officer of the Company. Under the Former Employment Agreement, Mr. Gallop's base salary was initially set at $443,000 per year, which was increased annually to adjust for inflation. In addition, Mr. Gallop was entitled to receive an incentive bonus equal to 30% of the amount by which royalties paid to the Company's stockholders and the Company's profits exceeded 12% of the Company's gross revenues. Mr. Gallop was also entitled to certain medical and disability benefits, reimbursement of various expenses, including expenses associated with his relocation from Australia to the United States, the use of an automobile and certain other benefits. The Former Employment Agreement expired on December 31, 1996 and provided for the continued payment of Mr. Gallop's base salary, benefits and reimbursement of expenses through December 31, 1996 in the event that he was terminated other than for cause. In July 1995, the Company approved a new Employment Agreement with Mr. Gallop (the "Current Employment Agreement") pursuant to which he was to continue to serve as the Company's President and Chief Executive Officer. The Current Employment Agreement superseded the Former Employment Agreement effective March 1, 1996. Under the current Employment Agreement, he received a base salary at the rate of $300,000 per year from March 1, 1996 through December 31, 1996, which was to be increased annually to account for inflation, and he was entitled to benefits similar to those under the Former Employment Agreement. The Current Employment Agreement will expire on December 31, 1998, unless terminated earlier in accordance with its provisions. If Mr. Gallop's employment is terminated by the Company other than for cause, the Current Employment Agreement provides that he will receive as severance his base salary, benefits and reimbursement of expenses through December 31, 1998. In October 1996 and April 1997, Mr. Gallop ceased being President and Chief Executive Officer, respectively, although he continues to be Chairman of the Company. The Company currently is negotiating a severance package with Mr. Gallop.

  The Company also is a party to an employment agreement effective as of October 17, 1996 with Robert J. Majteles pursuant to which he served as the Company's President and Chief Operating Officer, which provides for Mr.
Majteles to receive an annual salary of $250,000. Mr. Majteles also is entitled to certain medical and disability benefits and reimbursement of expenses associated with his relocation to California. Mr. Majteles is eligible to receive a bonus of up to 30% of his base salary annually according to a bonus plan approved by the Compensation Committee. The Company also granted to Mr. Majteles nonqualified options outside of the Incentive Plan to purchase 600,000 shares of common stock at $3.50 per share. These options vest over four years, with 25% of the shares becoming exerciseable on October 17, 1997 and the remaining shares vesting in equal increments monthly throughout the remainder of the period. In addition, such options automatically accelerate immediately prior to the closing of (a) a merger or acquisition in which the Company is not the surviving entity (with certain exceptions); (b) a sale, transfer or other disposition of all or substantially all of the assets of the Company; (c) or any other corporate reorganization or business combination in which the beneficial ownership of 50% or more of the Company's outstanding voting stock is transferred. In addition, beginning January 1, 1998 and annually throughout employment, Mr. Majteles is entitled to receive an ongoing option grant, subject to board approval. The number of shares subject to such option grant will be equal to $150,000 divided by the fair market value per share on the date of grant and will be granted at fair market value. If Mr. Majteles is terminated by the Company other than for cause, the Company will provide Mr. Majteles with a severance payment equivalent to Mr. Majteles' then-current base salary plus 30% of such base salary. Mr. Majteles was appointed Chief Executive Officer of the Company in April 1997.

                             DIRECTOR COMPENSATION

  The Company reimburses the members of its Board of Directors for reasonable expenses associated with their attendance at Board meetings. Non-employee directors are entitled to receive a quarterly retainer fee of $1,500, plus $1,000 per Board meeting and $500 per committee meeting. Members of the Board who are not employees, consultants or independent contractors of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Company's 1995 Directors Stock Option Plan. For a discussion of the provisions of the 1995 Directors Stock Option Plan, see "Summary of 1995 Directors Stock Option Plan." In 1996, the Company granted no options to directors under the 1995 Directors Stock Option Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, as of April 15, 1997, with respect to the beneficial ownership of the Company's Common Stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director and nominee; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group.

 NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF   PERCENT OF OUTSTANDING
              OWNER               BENEFICIAL OWNERSHIP(1)    COMMON STOCK(1)
 ------------------------------   ----------------------- ----------------------
 Nigel P. Gallop(2).............         1,729,000                 21.5%
  c/o ULTRADATA Corporation
  5000 Franklin Drive
  Pleasanton, California 94588-
  3544
 Andrew J. Phelan...............         1,279,000                 16.9%
  c/o Ultradata Australia
  25 Richardson Street
  West Perth 6005
  Australia
 Brian N. Dean..................         1,178,742                 15.6%
  1919 Malvern Road
  East Malvern Victoria
  Australia 3145
 Malcolm R. McKellar............         1,055,000                 13.9%
  25 Endeavor Street
  Port Douglas 4871
  Australia
 John F. Carlson................                --                   --%
 Lawrence M. Howell(3)..........            21,300                    *
 M. M. Stuckey(4)...............             7,500                    *
 Robert J. Majteles.............                --                   --%
 Philip Ranger(5)...............             1,499                    *
 Ronald Marguglio...............                --                   --%
 James R. Graham, II(6).........            66,665                    *
 Mary K. Pecka..................                --                   --%
 All executive officers and
  directors as a group
  (9 persons)(7)................         1,825,964                 22.5%

--------
 *  Less than 1%
(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 450,000 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Gallop is a director of the Company.
(3) Includes 11,400 shares held by the Howell Revocable Trust and 4,900 shares held by the Howell Children's Trust. Also includes 5,000 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Howell is a director of the Company.
(4) Includes 5,000 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Stuckey is a director of the Company.
(5) Includes 1,499 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Ranger is Chief Financial Officer of the Company.
(6) Includes 66,665 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Graham is a former President and Chief Operating Officer of the Company.
(7) Includes 528,164 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997, including the options described in footnotes (2) through (6).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  From January 1, 1996 to the present, there are no currently proposed transactions in which the amount involved exceeds $60,000 to which the Company or any of its subsidiaries was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of the Company's Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except for: (i) payments set forth under "Executive Compensation" above; (ii) indemnification agreements entered into by the Company with each of its directors and executive officers that provide the maximum indemnity available to directors and executive officers under Section 145 of the Delaware General Corporation Law and the Company's Bylaws, as well as certain additional procedural protections; and (iii) a loan in the amount of $110,000 from the Company to Nigel P. Gallop, which loan was repaid by Mr. Gallop. Such indemnity agreements provide generally that the Company will advance expenses incurred by directors and executive officers in any action or proceeding as to which they may be indemnified, and require the Company to indemnify such individuals to the fullest extent permitted by law.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

The following financial statements and schedules are filed as part of this report.

(a)(1)  Financial Statements.

The following financial statements of ULTRADATA Corporation are filed as part of this Report:

                         Index to Financial Statements

                                                                                      Page
                                                                                      ----

   Independent Auditors' Report                                                       F-2
   Balance Sheets as of December 31, 1996 and 1995                                    F-3
   Statements of Operations for the years ended December 31, 1996, 1995 and 1994      F-4
   Statements of Stockholders' Equity for the years ended December 31, 1996, 1995
       and 1994                                                                       F-5
   Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994      F-6
   Notes to Financial Statements                                                      F-7

(a)(2) Financial Statement Schedule.

The following financial statement schedule of ULTRADATA Corporation is filed as part of this Report and should be read in conjunction with the financial statements of ULTRADATA Corporation.

(a)(3) and (c)  Exhibits.

         The following exhibits are filed herewith or incorporated by reference.

EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------
2.01            Form of Agreement and Plan of Merger by
                and between the Company and ULTRADATA
                Corporation, a California
                corporation.(1)
3.01            Certificate of Incorporation.(1)
3.02            Bylaws.(1)
4.01            Form of Specimen Certificate for the
                Company's Common Stock.(1)
10.01           1994 Equity Incentive Plan and related
                documents.(1)
10.02           1995 Directors Stock Option Plan and
                related documents.(1)
10.03           1995 Employee Stock Purchase Plan and
                related documents.(1)
10.04           Acquisition Agreement dated as of June
                4, 1993 between the Company and GCS
                Pty, Ltd.(1)
10.05           Employment Agreement dated as of
                January 1, 1992 between the Company and
                Nigel P. Gallop.(1)
10.06           Employment Agreement dated as of July
                31, 1995 between the Company and Nigel
                P. Gallop.(1)
10.07           Nonqualified Stock Option Agreement
                between the Company and Nigel P. Gallop
                and related documents.(1)
10.08           Consulting Agreement dated as of
                September 14, 1995 between the Company
                and Stephen H. Pitt.(1)
10.09           Form of Indemnity Agreement entered
                into by the Company with each of its
                directors and executive officers.(1)
10.10           Office Building Lease dated as of April
                21, 1986 between the Company and Union
                Mutual Life Insurance Co. and Union
                Mutual Stock Life Insurance Co. of
                America and related documents.(1)
10.11           Credit Agreement dated as of December
                14, 1995 between the Company and Wells
                Fargo Bank, National Association and
                related documents.(1)
10.12           Asset Purchase Agreement dated as of
                January 1, 1994 between the Company and
                GCS Pty, Ltd.(1)
10.13           Agreements for Sale of Stock of
                Ultradata Australia dated as of July
                31, 1995 and related documents.(1)
10.14           Promissory Note of Ultradata Australia
                (as debtor) dated as of July 31, 1995
                and related documents.(1)
10.15           Value Added Reseller Agreement dated as
                of September 3, 1992 between the
                Company and Unidata, Inc. and related
                documents.(1)*
10.16           Shareholder Loan Note of Nigel P,
                Gallop dated July 22, 1991.(1)
10.17           Form of International Exclusive
                Distributor Agreement dated as of July
                31, 1995 between the Company and
                Ultradata Australia.(1)
10.18           Memorandum of Assignment and
                Termination of Agreement among the
                Company and its founders dated as of
                January 1, 1993.(1)
10.19           Standard industrial/commercial
                single-tenant lease dated as of June
                22, 1996 between the Company and UNUM
                Life Insurance Company of America and
                related documents.[current facility](2)
10.20           Standard industrial/commercial
                single-tenant lease dated as of June
                22, 1996 between the Company and UNUM
                Life Insurance Company of America and
                related documents.[new facility](2)
10.21           ULTRADATA CORPORATION LOAN AGREEMENT
                (UNSECURED) between the Company and
                Silicon Valley Bank dated as of
                September 23, 1996.(3)
10.22           CORPORATE RESOLUTION TO BORROW between
                the Company and Silicon Valley Bank
                dated as of September 23, 1996.(3)
10.23           LIBOR SUPPLEMENT TO AGREEMENT between
                the Company and Silicon Valley Bank
                dated as of September 23, 1996.(3)
10.24           Loan Agreements between the Company and
                Silicon Valley Bank dated as of
                September 28, 1996.(3)
10.25           Employment Agreement dated as of
                October 17, 1996 between the Company
                and Robert Majteles.(4)
10.26           Nonqualified Stock Option Agreement
                between the Company and Robert Majteles
                and related documents.(4)
11.01           Statement re computation of net income
                (loss) per share.(4)

21.01           Subsidiaries of the Company.(4)
23.01           Consent of KPMG Peat Marwick LLP.(4)
24.01           Power of Attorney (see page 18 of this
                Form 10-K).
27.01           Financial Data Schedule, which is
                submitted electronically to the
                Securities and Exchange Commission for
                information only and is not filed.

(1) Incorporated by reference to the Company's Form S-1 Registration Statement declared effective February 14, 1996 (File No. 33-80807).

(2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1996.

(4)  Filed herewith.

* Confidential treatment was received with respect to certain portions of these exhibits. Such portions have been filed separately with the Securities and Exchange Commission.

(b) There have been no reports filed on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on the 7th day of May 1997.

                             ULTRADATA CORPORATION


                              By:   /s/ Robert J.Majteles
                                 --------------------------------------------
                                 Robert J. Majteles
                                 President, Chief Executive Officer, and
                                 Director

     Each person whose signature appears below constitutes and appoints Robert Majteles and Philip Ranger, jointly and severally, his true and lawful attorney s-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                      TITLE                                      DATE
----                                      -----                                      ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Robert J. Majteles               President, Chief Executive Officer,         May 7, 1997
------------------------------
Robert J. Majteles                   and Director

PRINCIPAL FINANCIAL AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Philip D. Ranger                 Chief Financial Officer                     May 7, 1997
------------------------------
Philip D. Ranger

ADDITIONAL DIRECTORS:

/s/ John Carlson                     Director                                    May 7, 1997
------------------------------
John Carlson

                                     Director
------------------------------
Nigel P. Gallop

/s/ Lawrence M. Howell               Director                                    May 7, 1997
------------------------------
Lawrence M. Howell

/s/ M. M. Stuckey
______________________________       Director                                    May 7, 1997
M. M. Stuckey

                             ULTRADATA Corporation
        Index to Financial Statements and Financial Statement Schedule

                                                                                     Page
                                                                                     ----
   Independent Auditors' Report                                                       F-2
   Balance Sheets as of December 31, 1996 and 1995                                    F-3
   Statements of Operations for the years ended December 31, 1996, 1995 and 1994      F-4
   Statements of Stockholders' Equity for the years ended December 31, 1996, 1995
       and 1994                                                                       F-5
   Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994      F-6
   Notes to Financial Statements                                                      F-7




                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
ULTRADATA CORPORATION:

We have audited the financial statements of ULTRADATA Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ULTRADATA Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

SAN JOSE, CALIFORNIA
MARCH 11, 1997, EXCEPT
AS TO NOTE 5, WHICH IS AS
OF MAY 6, 1997

                             ULTRADATA CORPORATION
                                BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           DECEMBER 31,     DECEMBER 31,
               ASSETS                                         1996             1995
               ------                                      -----------      -----------
Current assets:
  Cash and cash equivalents                                    $ 1,583          $ 1,124
  Short term investments                                         1,420              ---
  Trade accounts receivable, net                                 6,586            4,242
  Unbilled revenues                                              3,870            2,252
  Inventories                                                    1,173            1,251
  Prepaid expenses and other current assets                      1,027              774
  Income taxes receivable                                          958              ---
  Deferred income taxes                                           ----              843
                                                           ----------------------------
     Total current assets                                       16,617           10,486
Property and equipment, net                                      3,532            2,940
Stockholder notes receivable                                      ----            1,453
Deferred income taxes                                             ----               64
Other assets                                                       254              192
                                                           -----------      -----------
          Total assets                                         $20,403          $15,135
                                                           ===========      ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Bank borrowings                                              $   ---          $ 1,000
  Current portion of debt                                           96              234
  Accounts payable                                               3,659            5,219
  Accrued expenses                                               2,008            1,735
  Income taxes payable                                            ----              107
  Deferred revenue and customer advances                         3,508            3,737
                                                           -----------      -----------
    Total current liabilities                                    9,271           12,032
Deferred revenue and customer advances                           1,313            1,542
Debt, excluding current portion                                    323               43
                                                           -----------      -----------
         Total liabilities                                      10,907           13,617
                                                           -----------      -----------

Stockholder's equity:
  Preferred stock; par value $.001; 2,000,000 shares               ---              ---
     authorized; none outstanding
  Common stock; par value $.001; 23,000,000 shares
     authorized; 7,525,864 shares outstanding in 1996;
                                                                     7                6
      5,742,000 shares outstanding in 1995
  Additional paid-in capital                                    14,941                4
  Retained earnings (accumulated deficit)                       (5,452)           1,508
                                                           -----------      -----------
      Total stockholders' equity                                 9,496            1,518
                                                           -----------      -----------
          Total liabilities and stockholders' equity           $20,403          $15,135
                                                           ===========      ===========

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------
                                              1996            1995             1994
                                          -----------    -------------     ------------
Revenue
  Software                                   $  9,452        $ 10,396          $  6,431
  Maintenance                                   8,543           7,202             6,092
  Services and other                            8,198           5,244             6,102
  Hardware                                     14,251           8,292             7,066
                                          -----------    ------------      ------------

Total revenue                                  40,444          31,134            25,691
                                          -----------    ------------      ------------

Cost of Goods Sold
  Software                                      2,202           1,790             1,393
  Maintenance                                   5,037           3,314             2,845
  Services and other                            8,465           3,764             3,989
  Hardware                                     10,331           6,401             4,991
                                          -----------    ------------      ------------

Total cost of goods sold                       26,035          15,269            13,218
                                          -----------    ------------      ------------

Gross margin                                   14,409          15,865            12,473
                                          -----------    ------------      ------------

Product development                             6,180           3,859             3,184
Selling, general and administrative            15,518          11,432             8,261
                                          -----------    ------------      ------------
                                               21,698          15,291            11,445
                                          -----------    ------------      ------------

Operating income (loss)                        (7,289)            574             1,028
Interest income (expense), net                    329             (71)              (34)
Other income                                      ---              31                41
                                          -----------    ------------      ------------

Income (loss) before income taxes              (6,960)            534             1,035

Income tax expense                                ---             200               425
                                          -----------    ------------      ------------

Net income (loss)                             ($6,960)       $   334           $    610
                                          ===========    ============      ============

Net income (loss) per share                  $  (0.97)       $   0.06          $   0.10
                                          ===========    ============      ============
Shares used in per share                        7,195           6,042             6,020
computations

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        Common Stock
                                              --------------------------------
                                                                                                        Retained
                                                                                     Additional         Earnings         Total
                                                    Shares                             Paid-In        (Accumulated    Stockholders'
                                                  Outstanding         Amount           Capital          Deficit)          Equity
Balances as of December 31, 1993                   6,000,000   $             6  $             4  $         1,044  $         1,054
Redemption of common stock                          (258,000)              ---              ---              ---              ---
Net income                                               ---               ---              ---              610              610
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Balances as of December 31, 1994                    5,742,000                6                4            1,654            1,664
Stockholders distributions                                ---              ---              ---             (480)            (480)
Net income                                                ---              ---              ---              334              334
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Balances as of December 31, 1995                    5,742,000                6                4            1,508            1,518
Net proceeds from initial public offering           1,650,000                1           14,241              ---           14,242
Net proceeds from issuance of common stock            134,864              ---              696              ---              696
Net loss                                                  ---              ---              ---           (6,960)          (6,960)
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Balances as of December 31, 1996                    7,525,864  $             7 $         14,941 $         (5,452) $         9,496
                                              ===============  ===============  ===============  ===============  ===============

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                           -------------- -------------- --------------
                                                                                1996          1995            1994
                                                                           -------------- -------------- --------------
Cash flows from operating activities:
Net income (loss)                                                                ($6,960)          $334           $610
Adjustments to reconcile net income (loss) to net cash
provided
   by (used for) operating activities:
     Depreciation and amortization                                                   864            850            776
     Deferred income taxes                                                           907            403           (143)
     Equity in earnings of unconsolidated subsidiary                                 (62)           (86)           (41)
     Loss on disposition of property and equipment                                   250             --             --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                  (2,344)        (1,963)          (555)
       Unbilled revenues                                                          (1,618)        (1,557)           590
       Inventories                                                                    78           (858)           372
       Prepaid expenses and other assets                                            (253)          (699)            11
       Income taxes receivable                                                      (958)           ---            ---
       Accounts payable                                                           (1,560)         3,304            422
       Accrued expenses                                                              273            889           (149)
       Income taxes payable                                                         (107)          (575)           339
       Deferred revenue and customer advances                                       (458)         1,926           (653)
                                                                           -------------- -------------- --------------
   Net cash provided by (used for) operating activities                          (11,948)         1,968          1,579
                                                                           -------------- -------------- --------------
Cash flows from investing activities:
 Capital expenditures                                                             (1,706)        (1,796)          (814)
 Purchases of short-term investments                                              (4,276)           ---            ---
 Sale of short-term investments                                                    2,856            ---            ---
 Stockholder notes receivable                                                      1,453            ---         (1,350)
                                                                           -------------- -------------- --------------
   Net cash used for investing activities                                         (1,673)        (1,796)        (2,164)
                                                                           -------------- -------------- --------------
Cash flows from financing activities:
 Bank borrowings, net                                                             (1,000)         1,000            ---
 Proceeds from debt                                                                  388            ---            500
 Repayment of debt                                                                  (246)          (449)          (149)
 Payments on stockholder notes                                                       ---            ---           (935)
 Stockholder distributions                                                           ---           (480)           ---
 Net proceeds from initial public offering                                        14,242            ---            ---
 Net proceeds from issuance of common stock                                          696            ---            ---
                                                                           -------------- -------------- --------------
   Net cash provided by (used for) financing activities                           14,080             71           (584)
                                                                           -------------- -------------- --------------
Net increase (decrease) in cash and cash equivalents                                 459            243         (1,169)
Cash and cash equivalents at beginning of year                                     1,124            881          2,050
                                                                           -------------- -------------- --------------
Cash and cash equivalents at end of year                                          $1,583         $1,124           $881
                                                                           ============== ============== ==============
Supplemental disclosure of cash flow information:
   Cash paid for taxes                                                            $   50         $  346         $  254
                                                                           ============================================

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

   ULTRADATA Corporation ("the Company") provides open architecture, fully-integrated on-line information management solutions that enable relationship-oriented financial institutions to efficiently manage their businesses and offer real-time customized financial services 24 hours per day, seven days per week. These solutions allow the Company's customers to provide among other things financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions and are currently installed and used as an in-house solution. The Company presently sells its products to credit unions in North America.

  Exclusion of Subsidiary

   On July 31, 1995, the Company determined that maintaining the Company's interest in Ultradata Australia Pty. Ltd. ("Ultradata Australia"), its wholly owned subsidiary, was not consistent with the Company's business strategy, primarily as a result of the dissimilarity of business operations. The Company sold its interest in Ultradata Australia to two majority stockholders. The Company has accounted for the sale in a manner similar to a spinoff in accordance with SEC Staff Accounting Bulletin No. 93, which permitted the Company, in connection with their initial public offering ("IPO"), to exclude from its financial statements, on a retroactive basis, recently spun-off businesses whose operations are dissimilar from continuing operations. Accordingly, the accompanying financial statements do not include the financial position, results of operations and cash flows for Ultradata Australia for any period presented.

  Reincorporation

   In September 1995, the Board of Directors approved the Company's reincorporation in the State of Delaware, providing for 23,000,000 authorized shares of common stock with a $.001 par value per share and for 2,000,000 authorized shares of preferred stock with a $.001 par value per share. The accompanying financial statements have been retroactively restated to give effect to the reincorporation.

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

   Software cost of revenues includes direct costs of software purchased from third parties and royalties. Maintenance cost of revenues comprises the direct costs of supporting customer maintenance contracts. Services and other cost of revenues include the direct and indirect costs of providing training, installation and consulting services relating to customer contracts. Services personnel costs incurred that do not support specific customer contracts are included in general and administrative expenses. Hardware cost of revenues comprises the costs of the hardware and freight.

  Concentration of Credit Risk and Fair Value of Financial Instruments

   Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. The carrying value of the Company's financial instruments approximates fair market value.

   The Company limits the amounts invested in any one type of investment. The Company maintains cash and cash equivalents with two financial institutions. Management believes the financial risks associated with such deposits are minimal.

   The Company's customers are primarily comprised of credit unions throughout the United States. Although the Company is directly affected by the financial cycles of the credit union industry, management does not believe that significant credit risks existed as of December 31, 1996. The Company maintains a reserve for potential doubtful accounts and sales returns aggregating $1,867,000 and $55,000 as of December 31, 1996 and 1995, respectively.

   No customer accounted for more than 10% of the Company's total revenues and accounts receivables in 1996 and 1994. A single customer accounted for 11% of the Company's total revenues in 1995. Individual receivable balances due from three customers each contributed 11% of total trade accounts receivable as of December 31, 1995.

  Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Cash and Cash Equivalents and Short-term Investments

   Cash equivalents consist of short-term financial instruments with original maturities of three months or less that are carried at cost, which approximates market.

   Cash equivalents and investments are classified as available-for-sale. The securities are carried at fair value and any unrealized gains or losses would be reported as a separate component of stockholders' equity.

   The Company classifies its investments in municipal obligations as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of securities sold is based upon the specific identification method.

  Inventories

   Inventory consists of hardware and software purchased from third parties pending shipment to customers recorded at the lower of cost or market and direct costs relating to customer contracts in progress.

  Software Development Costs

   The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Upon the general release of the product to customers, such costs are amortized over periods not exceeding three years. To date, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three to five years.

  Income Taxes

   The Company utilizes the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Net Income (Loss) Per Share

   Net income (loss) per share is based on the weighted average number of shares of common stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Pursuant to certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, options granted with exercise prices below the IPO price during the 12-month period preceding the date of the initial filing of the related registration statement, even when antidilutive, have been included in the calculation of net income (loss) per share, using the treasury stock method based on the assumed IPO price, as if they were outstanding for all prior periods presented prior to their issuance.

Employee Stock Option and Purchase Plans

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company must disclose pro forma net income and pro forma earnings per share for employee stock option grants and employee stock purchases made in 1995 and future years as if the fair value method defined in SFAS No. 123 had been applied.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

On January 1, 1996, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

Reclassifications

   Certain amounts in the accompanying 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. The Company also reclassified the Statement of Operations contained in its September 30, 1996 report on Form 10-Q decreasing software revenues and general and administrative expenses by approximately $1.0 million.



(2)  SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 1996 consist of municipal obligations with amortized cost approximating fair market value.

The contractual maturities of available-for-sale debt securities, regardless of their balance sheet classification as of December 31, 1996 are as follows (in thousands):


              Due within one year                           $   ---
              Due after one year through five years             475
              Due after five years through ten years            542
              Due after ten years                               403
                                                         -----------
               Total short-term investments                 $ 1,420
                                                         ===========


(3)  PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

                                                                  DECEMBER 31,
                                                     ----------------------------------------
                                                           1996                     1995
                                                     ----------------         ---------------
Computer equipment                                            $ 6,618                 $ 4,826
Furniture and fixtures                                          1,993                   2,260
Software                                                          976                   1,045
                                                     ----------------         ---------------
  Property and equipment, gross                                 9,587                   8,131
Less accumulated depreciation and  amortization                 6,055                   5,191
                                                     ----------------         ---------------
  Property and equipment, net                                  $3,532                  $2,940
                                                     ================         ===============

(4)  ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                                                  DECEMBER 31,
                                                     ----------------------------------------
                                                           1996                     1995
                                                     ----------------         ---------------
       Accrued payables                                        $  868                  $  621
       Accrued vacation                                           631                     496
       Accrued 401(k) contribution                                213                     275
       Other                                                      296                     343
                                                     ----------------         ---------------
          Total accrued expenses                               $2,008                  $1,735
                                                     ================         ===============

(5)  BANK BORROWINGS AND DEBT

  Bank Borrowings

  In September 1996, the Company entered into an agreement with a bank to obtain a $5.0 million revolving line of credit, bearing interest at the bank's prime rate, 8.25% at December 31, 1996, and a $1.5 million capital equipment facility bearing interest at prime plus 0.25%. The Company was in violation of certain financial covenants under this agreement as of December 31, 1996 and March 31, 1997. In May 1997, the bank waived these violations and the Company and the bank restructured their relationship under a factoring agreement, which replaces the revolving line of credit. The factoring agreement provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1998. The agreement also provides that the borrowings are secured by all tangible and intangible assets of the Company. As of December 31, 1996 there was no outstanding balance under the revolving facility and the outstanding balance on the capital equipment facility was $388,000. As of April 30, 1997, the outstanding balance on the capital equipment facility was $684,000. As part of the new agreement, no further draws will be available and the Company will establish cash collateral for this balance. The Company expects to pay off this balance and relieve the cash collateral by obtaining asset-backed lending from another source.

  During 1995, the Company had a $1.0 million line of credit which was extended through the first quarter of 1996 with an increased limit of $1.5 million. This instrument was secured by accounts receivable, inventory and equipment, and bore an interest rate equal to the bank's prime rate plus 1.5%, averaging 9.875% during the first quarter of 1996 and 9.4% during fiscal 1995. The maximum outstanding balances on this line were $1.5 million in 1996 and $1.0 million in 1995, and the debt was repaid in full using proceeds from the IPO in February 1996. The bank term debt outstanding as of December 31, 1995 was also repaid during 1996.

Interest expense incurred during the year ended December 31, 1996 was $36,000, compared to $92,000 during the year ended December 31, 1995.

(6)  INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):

                                                    CURRENT       DEFERRED       TOTAL
                                                 ------------- -------------- -----------
          1996:
            Federal                                  $(932)        $ 621         $(311)
            State                                       25           286           311
                                                 ------------- -------------- -----------
               Total income tax expense (benefit)    $(907)        $ 907         $ ---
                                                 ============= ============== ===========
          1995:
            Federal                                  $(154)        $ 436         $ 282
            State                                      (48)          (34)          (82)
                                                 ------------- -------------- -----------
               Total income tax expense (benefit)    $(202)        $ 402         $ 200
                                                 ============= ============== ===========
          1994:
            Federal                                  $ 420         $(133)        $ 287
            State                                      148           (10)          138
                                                 ------------- -------------- -----------
               Total income tax expense (benefit)    $ 568         $(143)        $ 425
                                                 ============= ============== ===========

  The difference between the "expected" income tax expense (benefit) computed at the 34% statutory federal income tax rate and the Company's actual income tax expense for the three years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1996         1995         1994
                                                                ------------ ------------ ------------
       Computed "expected" tax expense (benefit)                  $(2,366)       $ 182        $ 352
       State income taxes, net of federal income tax effect            25          (54)          85
       Change in the beginning of the year valuation allowance        907          ---          ---
       Current year losses and temporary differences for
         which no benefit was recognized                            1,329          ---          ---
       Nondeductible expenses                                          37           31          ---
       Other, net                                                      68           41          (12)
                                                                ------------ ------------ ------------
          Actual income tax expense                               $   ---        $ 200        $ 425
                                                                ============ ============ ============

The tax effects of significant temporary differences that comprise deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31,
                                                      ------------------------
                                                         1996            1995
                                                      ---------       ---------
          Deferred tax assets:
               Reserves not currently deductible        $  916         $  ---
               Vacation accrual                            225            200
               Deferred revenue                            903            891
               Net operating loss carryforwards            444            ---
               Tax credit carryforwards                    856            ---
               Other                                        11             49
                                                      ---------       ---------
                 Gross deferred tax assets              $3,355         $1,140
               Less valuation allowance                 (3,004)           ---
                                                      ---------       ---------
                 Deferred tax assets, net of
                 valuation allowance                    $  351         $1,140
                                                      ---------       ---------
          Deferred tax liabilities:
               Equity in investment in subsidiary       $  (53)        $  ---
               Accumulated depreciation                   (298)          (233)
                                                      ---------       ---------
                 Total deferred tax liabilities         $ (351)        $ (233)
                                                      ---------       ---------
          Net deferred tax assets                       $  ---         $  907
                                                      =========       =========

  The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $969,000 and $1,292,000, respectively. The federal net operating loss carryforward will expire if it is not utilized by the year 2011. The California net operating loss carryforward will expire if it is not utilized by the year 2001. The Company has research credit carryforwards for federal and California income tax purposes of approximately $544,000 and $259,000, respectively. The federal research credit carryforward will expire if not utilized beginning in the year 2008 through 2011. The California research credit carries forward indefinitely until utilized. The company also has minimum tax credit carryforwards for federal income tax purposes of approximately $52,000 which will carry forward indefinitely until utilized.

(7)  STOCKHOLDERS' EQUITY

  EMPLOYEE STOCK OPTION AND PURCHASE PLANS

  1994 Equity Incentive Plan

  The 1994 Equity Incentive Plan (the "1994 Plan") was adopted in March 1994. The 1994 Plan provides for the grant of incentive stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisers. There are 1,000,000 shares of the Company's common stock reserved for issuance under the 1994 plan. These options vest 25% after one year and ratably over thirty-six months thereafter, and expire 10 years from the date of grant.

  1995 Directors Stock Option Plan

  The 1995 Directors Stock Option Plan (the "Directors Plan") was adopted in July 1996. The plan provides 150,000 shares of the Company's common stock for issuance thereunder. Members of the Board of Directors who are not employees, consultants or independent contractors of the Company, or any parent, subsidiary or affiliate of the Company are eligible to participate in the Directors Plan. These options vest 25% in each of four consecutive years. As of December 31, 1996, 40,000 options have been granted under the Directors Plan.

  Nonqualified Stock Option Grants

  On July 31, 1995, the Company granted to the Company's Chief Executive Officer, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $6.00 per share, of which 300,000 options vested immediately. 150,000 of the remaining options become exercisable in 1997 and 150,000 in 1998. On October 17, 1996, the Company granted to the Company's President, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $3.50 per share. These options vest over four years, with 25% vesting October 17, 1997 and the remaining shares vesting in equal increments monthly throughout the remaining vesting period.

  1995 Employee Stock Purchase Plan

  In September 1995, the Board of Directors adopted the 1995 Employee Purchase Plan (the "Purchase Plan") and reserved 200,000 shares of the Company's common stock for issuance thereunder. The Purchase Plan became effective upon the effective date of the registration statement for the Company's IPO. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. Each offering under the Purchase Plan will be for a period of six months commencing on February 1 and August 1 of each year, with the initial offering period commencing on February 16, 1996 and expiring on July 31, 1996. Eligible employees may select a rate of payroll deduction between 2% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $21,250 in any calendar year.

The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of that offering period.

ACCOUNTING FOR STOCK BASED COMPENSATION

  The Company has elected to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded no compensation costs related to its stock options granted to employees for the years ended December 31, 1996, 1995, and 1994 because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of its grant date.

  Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach described in SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 1996 and 1995 would have decreased as indicated below (in thousands, except per share data):

                                                YEARS ENDED
                                                DECEMBER 31,
                                              1996       1995
                                              ----       ----
          Net income (loss):
              As reported                   $(6,960)   $  334
              Pro forma                     $(7,623)   $ (677)
          Net income (loss) per share:
              As reported                   $ (0.97)   $ 0.06
              Pro forma                     $ (1.06)   $(0.11)

  The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.08% and 6.06%, respectively; expected life of 3.5 years; 63% expected volatility; and no dividends. The effect of the employees stock purchase rights under the Purchase Plan has not been significant.

  A summary of the status of the Company's fixed option plans as of December 31, 1996, 1995, and 1994 is presented below:

                                    December 31, 1996              December 31, 1995                 December 31, 1994
                                    -----------------              -----------------                 -----------------
                                             Weighted                       Weighted                          Weighted
                                             Average                        Average                           Average
                                             Exercise                       Exercise                          Exercise
                             Shares          Price        Shares            Price             Shares          Price
                             ------          -----        ------            -----             ------          -----
Outstanding at beginning
of year:                     1,209,663       $5.64          605,000         $5.00                  --            --
Granted                        918,600       $4.76          734,600         $6.05             621,800         $5.00
Exercised                     (103,747)      $5.00               --         $  --                  --         $  --
Canceled                      (204,367)      $6.27         (129,937)        $5.02             (16,800)        $5.00
                             ---------                    ---------                           -------
Outstanding at end of year   1,820,149       $5.16        1,209,663         $5.64             605,000         $5.00
                                                                                              =======
Weighted-average fair
value of options granted
during the year at
exercise price equal to
fair at grant date                           $2.39                          $3.04                             $--

The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                                  Options Outstanding                 Options Exercisable
                  -------------------------------------------------- ---------------------
                     Options          Weighted                          Options     Weighted
                  Outstanding at       Average         Weighted       Exercisable   Average
    Range of       December 31,       Remaining        Average        at December   Exercise
 Exercise Prices      1996        Contractual Life   Exercise Price     31, 1996    Price
----------------- -------------- ------------------ ---------------- ------------- ----------
$3.50 - 5.00           943,179          8.95             $4.00         219,660        $5.00
$6.00                  621,170          8.70             $6.00         312,459        $6.00
$6.01 - 11.00          255,800          9.30             $7.40          29,000        $7.26
                  --------------                                     -----------
$3.50 - 11.00        1,820,149          8.91             $5.16         561,119        $5.67
                  ==============                                     ===========

  Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is over the options' vesting period of generally five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

(8) COMMITMENTS

 Lease

  The Company leases building space and equipment under operating leases expiring through January 1, 2007. The Company is responsible for insurance and utilities related to the building lease. Rental expense for operating leases for the years ended December 31, 1996, 1995 and 1994 amounted to $1,059,000, $601,000 and $637,000, respectively.

  Future minimum payments under noncancelable operating leases are as follows as of December 31, 1996 (in thousands):

               1997                                    $ 1,078
               1998                                      1,148
               1999                                        968
               2000                                      1,050
               2001                                      1,001
               Thereafter                                6,212
                                                    ----------
               Total                                   $11,457
                                                    ==========

                                  SCHEDULE II


                             ULTRADATA Corporation
                       Valuation and Qualifying Accounts
                                (In thousands)

                                             Balance at           Charged to                     Balance at
                                             Beginning of         Costs and                      end of
          Account Description                Period               Expenses      Deductions       Period
                                             ------               --------      ----------       ------
   Year ended December 31, 1996                  $55                $2,112         $(300)          $1,867
     Allowance for doubtful account and
       sales returns

   Year ended December 31, 1995                  $55                $  -           $  -            $   55
     Allowance for doubtful account

   Year ended December 31, 1994                  $25                $   30         $  -            $   55
     Allowance for doubtful account