Form 10-K/A
period 1996-12-31
ULTRADATA CORP
filed 1997-05-09
CIK 1005406

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]      No [_]

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

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                            ANNUAL COMPENSATION              AWARDS
                                                 --------------------------------------   ------------
                                                                                           SECURITIES
                                      FISCAL                             OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR       SALARY        BONUS   COMPENSATION(1)      OPTIONS
---------------------------            ----       ------        -----   ---------------   ------------
Nigel P. Gallop ....................   1996      $338,381      $   --        $   --          35,000
Chief Executive Officer                1995      $530,286          --            --         600,000

Robert J. Majteles .................   1996      $ 51,250(2)   $   --        $ 14,288(3)    600,000
President and Chief Operating
Officer

Philip D. Ranger ...................   1996      $113,333      $   --        $   --           4,000
Chief Financial Officer                1995(4)   $  7,153          --            --            --

David J. Robbins ...................   1996      $110,000      $   --        $   --          20,000
Vice President, Customer Services      1995(6)   $  9,871          --            --            --

James R. Graham, II ................   1996      $251,515          --        $ 40,565(7)     50,000
Former President and Chief Operating   1995      $210,484          --        $  8,198          --
Officer

Whitelaw Wright III ................   1996      $191,050      $ 27,000(5)   $   --          20,000
Former Executive Vice President,       1995      $153,713          --        $  6,260          --
Product Development

Mary K. Pecka ......................   1996      $164,931      $   --        $ 16,584(7)       --
Former Executive Vice President,       1995      $153,713          --        $  6,687          --
Training and Installation

---------------

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

                              OPTION GRANTS IN 1996

                                                                                  POTENTIAL REALIZABLE
                         NUMBER OF    PERCENTAGE OF                              VALUE AT ASSUMED ANNUAL
                        SECURITIES    TOTAL OPTIONS  EXERCISE                      RATES OF STOCK PRICE
                        UNDERLYING      GRANTED TO    PRICE                  APPRECIATION FOR OPTION TERM(2)
                         OPTIONS      EMPLOYEES IN     PER      EXPIRATION   -------------------------------
         NAME           GRANTED(1)        1996        SHARE        DATE           5%                10%
---------------------   ----------    -------------  --------   ----------   -------------     -------------

Nigel P. Gallop ......    35,000             3.8%      $6.625     8/23/06    $  145,824.94     $  369,548.46

Robert J. Majteles ...   600,000            65.3%      $3.50     10/17/06    $1,320,676.66     $3,346,854.00

Philip D. Ranger .....     4,000             0.4%      $7.25       2/8/06    $   18,237.94     $   46,218.53

David J. Robbins .....    20,000             2.2%      $7.25       2/8/06    $   91,189.72     $  231,092.30

James R. Graham, II ..    50,000             5.4%      $6.625     6/29/97    $  208,321.34     $  527,926.38

Whitelaw Wright III ..    20,000             2.2%      $7.25       2/8/06    $   91,189.72     $  231,092.30

Mary K. Pecka ........      --                --        --           --               --                --

-------------
(1) The options shown in the table were granted at fair market value, are (with the exception of the nonqualified option grant to Mr. Majteles) incentive stock options and will expire ten years from the date of grant, subject to earlier termination upon termination of the optionee's employment. The options become exercisable over a four-year period, with 25% of the shares vesting on the first anniversary of the date of grant and thereafter 2.083% of the shares vesting for each full month that the optionee renders services to the Company.

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

             AGGREGATED OPTION EXERCISES IN 1996 AND YEAR-END VALUES


                                                           NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                        OPTIONS AT FISCAL YEAR-END(1)    FISCAL YEAR-END (2)
                                                        -----------------------------  -----------------------
                              SHARES
                            ACQUIRED ON      VALUE
           NAME             EXERCISE(1)   REALIZED(1)  EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
 -------------------------  -----------   -----------  -----------   -------------     -----------   -------------

Nigel P. Gallop ..........       --              --      485,000         150,000              --           --

Robert J. Majteles .......       --              --         --           600,000              --       $375,000

Philip D. Ranger .........       --              --         --             4,000              --           --

David J. Robbins .........       --              --         --            20,000              --           --

James R. Graham, II.......       --              --         --              --                --           --

Whitelaw Wright III.......       --              --       37,500          32,500              --           --

Mary K. Pecka ............     50,000        $30,625        --              --                --           --

-----------

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


     The Company is currently negotiating a severance package with Mr. Gallop that is expected to include: (a) termination of the Current Employment Agreement; (b) cash severance of approximately $260,000; (c) transfer of property valued at approximately $70,000; (d) acceleration of exercisability of options to purchase 150,000 shares of Common Stock with an exercise price of $6.00 per share; (e) extension of exercisability of options to purchase 600,000 shares of Common Stock with an exercise price of $6.00 per share (including the accelerated shares) through expiration in July 2000; (f) reimbursement of relocation expenses as incurred up to $100,000 and (g) an agreement by Mr. Gallop not to receive any additional compensation as a director of the Company, including but not limited to options under the Directors Plan, other than reimbursement of expenses incurred on behalf of the Company.

     The Company also is a party to an employment agreement effective as of October 17, 1996 with Robert J. Majteles pursuant to which he served as the Company's President and Chief Operating Officer, which provides for Mr. Majteles to receive an annual salary of $250,000. Mr. Majteles also is entitled to certain medical and disability benefits and reimbursement of expenses associated with his relocation to California. Mr. Majteles is eligible to receive a bonus of up to 30% of his base salary annually according to a bonus plan approved by the Compensation Committee. The Company also granted to Mr. Majteles nonqualified options outside of the Incentive Plan to purchase 600,000 shares of common stock at $3.50 per share. These options vest over four years, with 25% of the shares becoming exerciseable on October 17, 1997 and the remaining shares vesting in equal increments monthly throughout the remainder of the period. In addition, such options automatically accelerate immediately prior to the closing of (a) a merger or acquisition in which the Company is not the surviving entity (with certain exceptions); (b) a sale, transfer or other disposition of all or substantially all of the assets of the Company; (c) or any other corporate reorganization or business combination in which the beneficial ownership of 50% of more of the Company's outstanding voting stock is transferred. In addition, beginning January 1, 1998 and annually throughout employment, Mr. Majteles is entitled to receive an ongoing option grant, subject to board approval. The number of shares subject to such option grant will be equal to $150,000 divided by the fair market value per share on the date of grant and will be granted at fair market value. If Mr. Majteles is terminated by the Company other than for cause, the Company will provide Mr. Majteles with a severance payment equivalent to Mr. Majteles' then-current base salary plus 30% of such base salary. Mr. Majteles was appointed Chief Executive Officer of the Company in April 1997.

                             DIRECTOR COMPENSATION


     The Company reimburses the members of its Board of Directors for reasonable expenses associated with their attendance at Board meetings. Non-employee directors are entitled to receive a quarterly retainer fee of $1,500, plus $1,000 per Board meeting and $500 per committee meeting. Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Company's 1995 Directors Stock Option Plan. For a discussion of the provisions of the 1995 Directors Stock Option Plan, see "Summary of 1995 Directors Stock Option Plan." In 1996, the Company granted no options to directors under the 1995 Directors Stock Option Plan.


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

 NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF   PERCENT OF OUTSTANDING
              OWNER               BENEFICIAL OWNERSHIP(1)    COMMON STOCK(1)
 ------------------------------   ----------------------- ----------------------
 Nigel P. Gallop(2).............         1,729,000                 21.5%
  c/o ULTRADATA Corporation
  5000 Franklin Drive
  Pleasanton, California 94588-
  3544
 Andrew J. Phelan...............         1,279,000                 16.9%
  c/o Ultradata Australia
  25 Richardson Street
  West Perth 6005
  Australia
 Brian N. Dean..................         1,178,742                 15.6%
  1919 Malvern Road
  East Malvern Victoria
  Australia 3145
 Malcolm R. McKellar............         1,055,000                 13.9%
  25 Endeavor Street
  Port Douglas 4871
  Australia
 John F. Carlson................                --                   --%
 Lawrence M. Howell(3)..........            21,300                    *
 M. M. Stuckey(4)...............             7,500                    *
 Robert J. Majteles.............                --                   --%
 Philip D. Ranger(5)............             1,499                    *
 David J. Robbins(6)............             7,499                    *
 James R. Graham, II(7).........            66,665                    *
 Whitelaw Wright III(8).........            38,541                    *
 Mary K. Pecka..................                --                   --%
 All executive officers and
  directors as a group
  (10 persons)(9)...............         1,872,004                 23.0%

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

(6) Includes 7,499 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Robbins is Vice President,Customer Services of the Company.

(7) Includes 66,665 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Graham is a former President and Chief Operating Officer of the Company.

(8) Includes 38,541 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997. Mr. Wright is a former Executive Vice President, Product Development of the Company.

(9) Includes 574,204 shares of Common Stock subject to options exercisable within 60 days of April 15, 1997, including the options described in footnotes (2) through (8).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     From January 1, 1996 to the present, there are no currently proposed transactions in which the amount involved exceeds $60,000 to which the Company or any of its subsidiaries was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of the Company's Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except for: (i) transactions set forth under "Executive Compensation" above; (ii) indemnification agreements entered into by the Company with each of its directors and executive officers that provide the maximum indemnity available to directors and executive officers under Section 145 of the Delaware General Corporation Law and the Company's Bylaws, as well as certain additional procedural protections; and (iii) a loan in the amount of $110,000 from the Company to Nigel P. Gallop, which loan was repaid by Mr. Gallop. Such indemnity agreements provide generally that the Company will advance expenses incurred by directors and executive officers in any action or proceeding as to which they may be indemnified, and require the Company to indemnify such individuals to the fullest extent permitted by law.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May 1997.

                              ULTRADATA Corporation


                              By: *Robert J. Majteles
                                   President, Chief Executive Officer,
                                   and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

              Signature                         Title                Date
----------------------------------   --------------------------   -----------
PRINCIPAL EXECUTIVE OFFICER:

*Robert J. Majteles                  President, Chief Executive   May 8, 1997
                                     Officer and Director

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Philip D. Ranger                 Chief Financial Officer      May 8, 1997
----------------------------------
Philip D. Ranger

ADDITIONAL DIRECTORS:

*John Carlson                        Director                     May 8, 1997

*Lawrence M. Howell                  Director                     May 8, 1997

*M.M. Stuckey                        Director                     May 8, 1997

*By:/s/ Philip D. Ranger
    ------------------------------
        Philip D. Ranger
        Attorney-in-fact