Form 10-Q
period 1997-03-31
ULTRADATA CORP
filed 1997-05-15
CIK 1005406

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

        [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                       Commission File Number:  0-27468

                             ULTRADATA CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                              94-2746681
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

               5000 Franklin Drive, Pleasanton, CA       94588-3031
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

                            Yes  [X]     No  [_]

As of May 13, 1997, Registrant had outstanding 7,575,291 shares of Common Stock, $.01 par value.

================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART 1      FINANCIAL INFORMATION

            ITEM 1 - Financial Statements

            Balance Sheets as of March 31, 1997 and
               December 31, 1996                                             1

            Statements of Operations for the Three Months
               Ended March 31, 1997 and 1996                                 2

            Statements of Cash Flows for the Three Months
               Ended March 31, 1997 and 1996                                 3

            Notes to Financial Statements                                    4

            ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 5

PART II     OTHER INFORMATION

            ITEM 6 - Exhibits, Financial Statements Schedules,
               and Report on Form 8-K                                       11

SIGNATURES                                                                  12

                             ULTRADATA CORPORATION
                                BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             MARCH 31,    DEC. 31,
                            ASSETS                                             1997         1996
                            ------                                          -----------   ---------
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                 $   837     $ 1,583
     Short term investments                                                      1,156       1,420
     Trade accounts receivable                                                   3,569       6,586
     Unbilled revenues                                                           3,168       3,870
     Inventories                                                                 1,249       1,173
     Prepaid expenses and other current assets                                     928       1,027
     Income taxes receivable                                                       838         958
                                                                               -------     -------
          Total current assets                                                  11,745      16,617
Property and equipment, net                                                      4,179       3,532
Other assets                                                                       270         254
                                                                               -------     -------
                                                                               $16,194     $20,403
                                                                               =======     =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Current portion of debt                                                   $   701     $    96
     Accounts payable                                                            2,355       3,659
     Accrued expenses                                                            2,347       2,008
     Deferred revenue and customer advances                                      2,914       3,508
                                                                               -------     -------
          Total current liabilities                                              8,317       9,271
Deferred revenue and customer advances                                           1,183       1,313
Debt, excluding current portion                                                    ---         323
                                                                               -------     -------
Total liabilities                                                                9,500      10,907

Stockholders' equity:
Preferred stock; par value $.001;2,000,000 shares authorized; none
outstanding                                                                       ----        ----
Common stock; par value $.001; 23,000,000 shares authorized; 7,525,864
shares issued and outstanding; 7,525,864 shares outstanding in 1996                  7           7
Additional paid in capital                                                      15,115      14,941
Accumulated deficit                                                             (8,428)     (5,452)
                                                                               -------     -------
Total stockholders' equity                                                       6,694       9,496
                                                                               -------     -------
                                                                               $16,194     $20,403
                                                                               =======     =======

                             ULTRADATA CORPORATION
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             -------------------
                                               1997       1996
                                             --------    -------

Revenues:
     Software                                 $ 1,039    $ 3,155
     Maintenance                                2,536      1,948
     Services and other                         1,306      1,875
     Hardware                                   1,630      5,123
                                              -------    -------
          Total revenues                        6,511     12,101
                                              -------    -------

Cost of revenues:
     Software                                     252        820
     Maintenance                                1,617      1,007
     Services and other                         1,192      1,723
     Hardware                                   1,231      3,380
                                              -------    -------
          Total cost of revenues                4,292      6,930
                                              -------    -------
          Gross margin                          2,219      5,171
                                              -------    -------

Operating expenses:
     Product development                        1,392      1,418
     Selling,general and administrative         3,823      3,220
                                              -------    -------
          Total operating expenses              5,215      4,638
                                              -------    -------
            Operating income (loss)            (2,996)       533
Interest income, net                                4         82
Other income                                       16       ----
                                              -------    -------
Income (loss) before income taxes              (2,976)       615
Income tax expense                                  0        228
                                              -------    -------
          Net income (loss)                   $(2,976)   $   387
                                              =======    =======
Net income (loss) per common and common
   equivalent share                           $ (0.39)   $   .06
                                              =======    =======
Shares used in per share computations           7,559      6,823
                                              =======    =======

                             ULTRADATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                ------------------
                                                                 1997        1996
                                                                -------    -------
Cash flows from operating activities:
  Net income (loss)                                             $(2,976)    $   387

  Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                   309          246
    Deferred income taxes                                            --          181
    Equity in earnings of unconsolidated subsidiary                 (16)         (27)

    Changes in operating assets and liabilities:
          Trade accounts receivable                               3,017          995
          Unbilled revenues                                         702       (3,092)
          Inventories                                               (76)        (337)
          Prepaid expenses and other assets                          99         (114)
          Income taxes receivables                                  120           --
          Accounts payable                                       (1,304)      (1,328)
          Accrued expenses                                          339        1,474
          Income taxes payable                                       --           47
          Deferred revenue and customer advances                   (724)      (1,929)
                                                                -------      -------
      Net cash (used for) provided by operating activities         (510)      (3,497)
                                                                -------      -------
Cash flows from investing activities:
  Capital expenditures                                             (956)        (378)
  Decrease of stockholders notes receivable                          --        1,453
  Purchase of short-term investments                               (105)          --
  Sale of short-term investments                                    369           --
                                                                -------      -------
      Net cash provided by (used for) investing activities         (692)       1,075
                                                                -------      -------
Cash flows from financing activities:
  Bank borrowings, net                                              294       (1,000)
  Repayment of debt                                                 (12)        (116)
  Net proceeds from issuance of common stock                        174           --
  Net proceeds from initial public offering                          --       14,458
                                                                -------      -------
      Net cash provided by (used for) financing activities          456       13,342
                                                                -------      -------

Net increase (decrease) in cash                                    (746)      10,920
Cash and cash equivalents at beginning of period                  1,583        1,124
                                                                -------      -------
Cash and cash equivalents at end of period                      $   837      $12,044
                                                                =======      =======

                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                            March 31, 1997 and 1996


1. BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of March 31, 1997and the results of operations and cash flows for the interim periods presented.

2.  REVENUE RECOGNITION

The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Maintenance revenues are deferred and recognized over the related contract period, generally six months to five years. Services and other revenues generated from professional consulting and training services and software customization services are recognized as the services are performed. Hardware revenues are recognized upon shipment.


3.  ACCRUED EXPENSES

A summary of accrued expenses follows (in thousands):

                                        MAR. 31,   DEC. 31,
                                          1997       1996
                                        --------   --------
      Accrued payables                   $1,169     $  868
      Accrued vacation                      616        631
      Accrued 401(k) contribution           321        213
      Other                                 241        296
                                         ------     ------
                                         $2,347     $2,008
                                         ======     ======


4.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of
Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS, SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Had SFAS No. 128 been effective for the quarter ended March 31, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, AND IN THE OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT THE WORDS "EXPECTS", "ANTICIPATES", "BELIEVES" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

OVERVIEW

The Company provides open architecture, fully-integrated on-line information management solutions that enable relationship-oriented financial institutions to efficiently manage their businesses and offer real-time customized financial services 24 hours per day, seven days per week. These solutions allow the Company's customers to provide among other things financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions.

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

Each new customer system consists of the Company's ULTRAFIS product which may be combined with selected client server applications, hardware and services. With the increase in 1996 system sales and the introduction and demand for the Company's new client server applications across its customer base, the Company found itself poorly prepared to manage the increased requirements placed on its training and installation and customer support organizations. The Company believes that the number of large customer system sales in 1995 and the Company's difficulties in some of the installations of these large systems impacted the number of these types of sales by the Company in 1996 and in the first quarter of 1997.

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

These 1996 customer difficulties caused, among other things, increases in the Company's unbilled revenues, a significant increase in the Company's reserve for doubtful accounts and sales returns and contributed to significant decreases in new customers and software sales during the last two quarters of 1996 and the first quarter of 1997.

The Company effected a reduction in force on March 31, 1997 of approximately 50 employees to reduce the employee base to approximately 225 employees. The reduction was primarily in administrative and management positions across the Company and was combined with a reallocation of resources to focus the Company resources on client-server product lines, product standardization and customer support.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are comprised of software, customer maintenance, services and other revenues and hardware revenues. Revenues for the three months ended March 31, 1997 decreased 86% over the same period last year from $12.1 million to $6.5 million.

The following table sets forth the Company's revenue and gross margin and gross margin as a percentage of revenues for the three month periods ended March 31, 1997 and 1996, respectively:

                       REVENUE (IN THOUSANDS)    GROSS MARGIN (IN THOUSANDS)      GROSS MARGIN           %
                         THREE MONTHS ENDED         THREE MONTHS ENDED          THREE MONTHS ENDED    INCREASE
                             MARCH 31,                   MARCH 31,                   MARCH 31,       (DECREASE)
                       -----------------------------------------------------------------------------------------
                         1997         1996        1997         1996             1997     1996

  Software                1,039        3,155         787       2,335           76%      74%                2%
  Maintenance             2,536        1,948         919         941           36%      48%              (12%)
  Services & Other        1,306        1,875         114         152            9%       8%                1%
  Hardware                1,630        5,123         399       1,743           24%      34%              (12%)
                         ------      -------      ------      ------           ---      ---               ---
                         $6,511      $12,101      $2,219      $5,171           34%      43%               (9%)
                         ======      =======      ======      ======           ===      ===               ===

Software revenues decreased by 67% from $3.2 million in the first quarter of 1996 to $1.0 million in the first quarter of 1997. The decrease in software revenues during the first quarter of 1997 as compared to first quarter 1996 was due primarily to a reduction in the number of new customer sales and a reduction in sales volume of the Company's client-server applications.

The Company's maintenance revenues are derived from annual support agreements with its customers. Maintenance revenues increased by 30% from $1.9 million in the first quarter of 1996 to $2.5 million in the first quarter of 1997. The increase was primarily a result of growth in new ULTRAFIS system customers converted and add-on module sales during the last twelve months. The Company's installed customer base grew from approximately 171 systems on March 31, 1996 to approximately 185 systems on March 31, 1997.

Services and other revenues decreased by 44% from $1.9 million in the first quarter of 1996 to $1.3 million in the first quarter of 1997. The revenue decline was mainly attributable to decreases in training and installation activities due to lower sales volumes during the last nine months. Services and other revenues also includes custom development, service bureau operation fees and disaster recovery contracts.

Hardware revenues decreased from $5.1 million in the first quarter 1996 to $1.6 million in the first quarter of 1997. This 69% decrease was primarily attributable to the decrease in the number of new customer hardware purchases and customer product installations during the second half of 1996. The Company's high volume of shipments during the first quarter of 1996 were due to the number of new order activities which occurred during the second half of 1995 requiring delivery during the first quarter of 1996. The percentage of hardware revenues depends on the mix of customer orders and the timing of particular customer installations and can be expected to fluctuate substantially from quarter to quarter.

GROSS MARGIN

Gross margin as a percentage of total revenue declined 9% from 43% in the first quarter of 1996 to 34% in first quarter of 1997 primarily due to declines in margin for maintenance and hardware revenues.

Software gross margin as a percentage of software revenue improved 2% due to a lower proportion of sales of software purchased and licensed from third parties. This change in mix was due to the lower volume of orders for upgrades and new customer sales requiring third party software.

Gross margin percentage from maintenance revenues declined by 12% for the first quarter of 1997 compared to the same quarter prior year. The decrease was primarily due to increases in the number of employees to address customer support calls regarding the Company's products and increases in new customers in 1996.

Gross margin percentage from services and other revenues increased by 1% for the first quarter of 1997 primarily due to the mix of low margin training and installation service revenues compared to higher margin service bureau and disaster recovery revenues.

Hardware gross margin as a percentage of hardware revenues decreased 12% for the first quarter of 1997. This was due to the mix of hardware products from the Company's various vendors that were shipped during the first quarter of 1997 having lower margins compared to the mix of hardware products shipped during the same quarter prior year.

OPERATING EXPENSES

                                          THREE MONTHS ENDED    INCREASE       AS A PERCENT OF
                                              MARCH 31,        (DECREASE)          REVENUE
                                          ------------------   ----------      --------------
                                          1997         1996     $     %        1997       1996
OPERATING EXPENSES
 Product development                       1,392        1,418   (26)  (2%)     21%        12%
 Selling, general and administrative       3,823        3,220   603   19%      59%        27%
                                         -------       ------  ----   ---      ---        ---
                                         $ 5,215       $4,638  $577   12%      80%        38%

Product development expenses were consistent with the same quarter prior year at $1.4 million. Product Development costs were primarily for staffing to support new product development programs such as Ultra-Access Remote Banking modules, Optical Disk Systems modules, product enhancements, regulatory compliance. Product development expenses as a percentage of total revenues increased from 12% to 21% during the first quarter of 1997 compared to the same period during 1996 primarily as a result of the reduction in revenues over the same period prior year.

Sales, marketing, support and general and administrative expenses increased from $3.2 million in first quarter 1996 to $3.8 million in first quarter 1997. The increase was primarily due to staff increases to address the sale of the Company's increasing array of application modules to the existing customer base and for enhancing the product marketing function for these and other new products. Selling, general and administrative expenses as a percentage of total revenues increased from 27% to 59%.

FUTURE OPERATING RESULTS

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in this report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 7, 1997, as amended. This report on Form 10-Q should be read in conjunction with such reports, particularly "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash, cash equivalents and short-term investments, expected cash generated from operations and the available factoring agreement of credit will satisfy its expected working capital and capital expenditure requirements through the immediate future.

In September 1996, the Company entered into an agreement with a bank to obtain a $5.0 million revolving line of credit, bearing interest at the bank's prime rate, 8.25% at December 31, 1996 and a $1.5 million capital equipment facility bearing interest at prime plus 0.25%. The Company was in violation of certain financial covenants under this agreement as of December 31, 1996 and March 31, 1997. In May 1997, the bank waived these violations, and the Company and the bank restructured their relationship under a factoring agreement, which replaces the revolving line of credit. The factoring agreement provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding.
The factoring agreement renews, unless terminated by the Company or the bank, in April 1998 and is terminable by the Company or the bank at any time. The agreement also provides that the borrowings are secured by all tangible and intangible assets of the Company. As of April 30, 1997, the outstanding balance on the capital equipment facility was $684,000. As part of the new agreement, no further draws will be available and the Company will establish cash collateral for this balance. The Company expects to pay off this balance and relieve the cash collateral by obtaining asset-backed lending from another source.

Capital expenditures of $1.0 million during the first quarter of 1997 were primarily for computer equipment and leasehold improvements related to the Company's occupancy of a new facility during February 1997.

Net cash used for operations was $.5 million for the quarter ending March 31, 1997, including the $3.0 million net loss for the first quarter of 1997. For the quarter ending March 31, 1996, net cash used for operations was $3.5 million. Unbilled revenue decreased to $3.2 million at March 31, 1997 compared to $3.9 million at December 31, 1996. The decrease in unbilled revenue was primarily related to the decrease in the number of large contract sales and add-on and upgrade sales to existing customers for software, hardware and services. Historically, the Company's typical contract billing terms were based on completion of a series of events (from contract execution through final acceptance), generally spanning six to twelve months, which did not coincide with the Company's revenue recognition policy, resulting in unbilled revenues. The Company implemented a new billing policy during 1996 that is intended to better match the timing of the billing with recognition of revenue, which should reduce the level of unbilled revenue. Unbilled revenue at March 31, 1996 decreased $5.4 million from June 30, 1996. There can be no assurance that the Company will continue to realize such improvements in the future or that collections of amounts billed will occur as expected.

Net cash used for operations attributed to accounts payable was $1.3 million for the quarters ending March 31, 1997 and March 31, 1996 respectively.



                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

11.01 Computation of Earnings (loss) per Share

27.1  Financial Data Schedule

(b) There have been no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ultradata Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date          May 15, 1997              By /s/ ROBERT J. MAJTELES
      ---------------------------          ----------------------
                                           Robert J. Majteles
                                           President and Chief Executive Officer

                                        By /s/ PHILIP D. RANGER
                                           -------------------
                                           Philip D. Ranger
                                           Vice President and Chief Financial
                                           Officer