Form 10-Q
period 1997-06-30
ULTRADATA CORP
filed 1997-08-14
CIK 1005406

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
          Exchange Act of 1934 for the quarterly period ended June 30, 1997

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----
          Exchange Act of 1934 for the transition period from _____ to _____.

                       Commission File Number:  0-27468

                             ULTRADATA CORPORATION

            (Exact name of registrant as specified in its charter)

                          Delaware                                                94-2746681
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

          5000 Franklin Drive, Pleasanton, CA              94588-3031
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

                           Yes   X       No
                               -----        -----

As of August 7, 1997, Registrant had outstanding 7,575,291 shares of Common Stock, $.01 par value.

================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART 1    FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

          Balance Sheets as of June 30, 1997 and December 31, 1996          1

          Statements of Operations for the Three Months and Six Months
               Ended June 30, 1997 and 1996                                 2

          Statements of Cash Flows for the Six Months Ended June 30,
               1997 and 1996                                                3

          Notes to Financial Statements                                     4

          ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          5

          ITEM 4 - Submission of Matters to a Vote of Securityholders      10

PART II   OTHER INFORMATION

          ITEM 6 - Exhibits, Financial Statements Schedules, and
               Report on Form 8-K                                          11


SIGNATURES                                                                 12

                             ULTRADATA CORPORATION
                           CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       JUNE 30,      DEC 31,
                                                         1997         1996
                                                      -----------   -------
                                                      (Unaudited)
                 ASSETS
                 ------
Current assets:
     Cash and cash equivalents                          $ 1,107     $ 1,583
     Short term investments                                 453       1,420
     Restricted cash                                        657          --
     Trade accounts receivable, net                       3,667       6,586
     Unbilled revenues                                    3,581       3,870
     Inventories                                            794       1,173
     Prepaid expenses and other current assets              762       1,027
     Income taxes receivable                                 --         958
                                                        -------     -------
          Total current assets                           11,021      16,617
Property and equipment, net                               4,773       3,532
Other assets                                                 74         254
                                                        -------     -------
                                                        $15,868     $20,403
                                                        =======     =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
     Bank Borrowings                                    $   657     $    96
     Accounts payable                                     2,641       3,659
     Accrued expenses                                     1,965       2,008
     Deferred revenue and customer advances               2,908       3,508
                                                        -------     -------
          Total current liabilities                       8,171       9,271
Deferred revenue and customer advances                    1,442       1,313
Bank Borrowings, excluding current portion                  ---         323
                                                        -------     -------
          Total liabilities                               9,613      10,907
                                                        -------     -------
Stockholder's' equity:
Preferred stock; par value $.001;
 2,000,000 shares authorized; none
 outstanding                                                ---         ---
Common stock; par value $.001;
 23,000,000 shares authorized;
 7,575,740 and 7,526,313 shares
 issued and outstanding;
 in 1997 and 1996, respectively                               8           7
Additional paid in capital                               15,114      14,941
Accumulated deficit                                      (8,867)     (5,452)
                                                        -------     -------
          Total stockholders' equity                      6,255       9,496
                                                        -------     -------
                                                        $15,868     $20,403
                                                        =======     =======

          See accompanying notes to condensed financial statements

                            ULTRADATA CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                      ------------------            ------------------
                                                        1997       1996               1997       1996
                                                      -------    -------            -------    -------
Revenues:
     Software                                          $2,101    $ 4,975            $ 3,140    $ 8,130
     Maintenance                                        2,571      2,008              5,107      3,956
     Services and other                                 1,984      2,055              3,290      3,930
     Hardware                                           2,052      3,910              3,682      9,033
                                                      -------    -------            -------    -------
          Total revenues                                8,708     12,948             15,219     25,049
                                                      -------    -------            -------    -------

Cost of revenues:
     Software                                             248        849                500      1,669
     Maintenance                                        1,515      1,187              3,132      2,194
     Services and other                                 1,838      2,142              3,030      3,865
     Hardware                                           1,424      2,916              2,655      6,296
                                                      -------    -------            -------    -------
          Total cost of revenues                        5,025      7,094              9,317     14,024
                                                      -------    -------            -------    -------
          Gross margin                                  3,683      5,854              5,902     11,025
                                                      -------    -------            -------    -------

Operating expenses:
     Product development                                1,105      1,356              2,497      2,774
     Selling, general and administrative                3,250      3,531              7,073      6,750
                                                      -------    -------            -------    -------
          Total operating expenses                      4,355      4,887              9,570      9,524
                                                      -------    -------            -------    -------
          Operating (loss) income                        (672)       967             (3,668)     1,501
Interest income (expense), net                             (5)       122                 (1)       177
Other income                                              238         17                254         44
                                                      -------    -------            -------    -------
(Loss) income before income taxes                        (439)     1,106             (3,415)     1,722
Income tax expense                                        ---        409                ---        637
                                                      -------    -------            -------    -------
          Net (loss) income                           $  (439)   $   697            $(3,415)   $ 1,085
                                                      =======    =======            =======    =======
Net (loss) income per common and common
  equivalent share                                    $ (0.06)   $  0.09            $ (0.45)   $  0.15
                                                      =======    =======            =======    =======
Shares used in per share computations                   7,575      7,810              7,567      7,317
                                                      =======    =======            =======    =======

         See accompanying notes to condensed financial statements

                             ULTRADATA CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 IN THOUSANDS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       -------------------
                                                                         1997       1996
                                                                       --------    -------
Cash flows from operating activities:
  Net (loss) income                                                    $ (3,415)   $ 1,085

  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used for) operating activities:
    Depreciation and amortization                                           599        492
    Deferred income taxes                                                    --        181
    Gain on sale of joint venture                                          (238)        --
    Loss of disposition of property and equipment                            17         --
    Equity in earnings of unconsolidated subsidiary                         (16)       (44)


    Changes in operating assets and liabilities:
          Trade accounts receivable                                       2,919       (916)
          Unbilled revenues                                                 289     (6,243)
          Inventories                                                       379       (790)
          Prepaid expenses and other assets                                 199         81
          Income taxes receivable                                           958         --
          Accounts payable                                               (1,018)      (693)
          Accrued expenses                                                  (43)     1,166
          Income taxes payable                                               --        414
          Deferred revenue and customer advances                           (471)    (2,041)
                                                                       --------    -------
    Net cash (used for) provided by operating activities                    159     (7,308)
                                                                       --------    -------

Cash flows from investing activities:
  Capital expenditures                                                   (1,857)    (1,292)
  Sale of investment in joint venture                                       500        ---
  Sale of short term investments                                            967        ---
  Decrease of stockholders notes receivable                                 ---      1,453
                                                                       --------    -------
    Net cash provided by (used for) investing activities                   (390)       161
                                                                       --------    -------

Cash flows from financing activities:
  Bank borrowings, net                                                      592     (1,000)
  Repayment of debt                                                        (354)      (220)
  Restricted cash                                                          (657)       ---
  Net proceeds from issuance of stock                                       174        ---
  Net proceeds from initial public offering                                 ---     14,279
                                                                       --------    -------
    Net cash provided by (used for) financing activities                   (245)    13,059
                                                                       --------    -------

Net increase (decrease) in cash                                            (476)     5,912
Cash and cash equivalents at beginning of period                          1,583      1,124
                                                                       --------    -------
Cash and cash equivalents at end of period                              $ 1,107    $ 7,036
                                                                       ========    =======

                   See accompanying notes to condensed financial statements

                             ULTRADATA CORPORATION
                     Notes to Condensed Financial Statements
                             June 30, 1997 and 1996


1. BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements contained in the Company's report on Form 10-K for the year ended December 31, 1996.

The accompanying unaudited financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of June 30, 1997 and the results of operations and cash flows for the interim periods presented.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB)recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which is effective for annual and interim periods ending after December 31, 1997. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Had SFAS No. 128 been effective for the quarter and six months ended June 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share. The FASB also recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and 131 are effective for fiscal 1998. The company is currently evaluating the impact of these statements on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT THE WORDS "EXPECTS", "ANTICIPATES", "BELIEVES" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

OVERVIEW

The Company provides open architecture, fully-integrated on-line information management solutions that enable relationship-oriented financial institutions to efficiently manage their businesses and offer real-time customized financial services 24 hours per day, seven days per week. These solutions allow the Company's customers to provide among other things financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The Company's products are currently targeted primarily to large and mid-sized credit unions.

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

Each new customer system consists of the Company's ULTRAFIS product which may be combined with selected client-server applications, hardware and services. The Company expects revenues related to the ULTRAFIS system to represent a significant portion of its total revenues for the next several years.

The high volume of system sales in 1995 and 1996 and the introduction and demand for the Company's new client-server applications across its customer base, exceeded the capacity of the Company's training, installation and customer support organizations during the last twelve months. In addition, the Company's customers expressed strong demand for the new client-server applications causing the Company to release certain products before implementation of an effective product field testing process. Customer difficulties occurred as certain product errors and failures arose and as customers became aware of certain perceived functionality issues. As a result, broad market acceptance did not occur, and the Company made some economic accommodations to resolve the product issues. These difficulties resulted in an increase in the Company's unbilled revenues, a significant increase in the Company's reserve for doubtful accounts and sales returns and contributed to significant decreases in new customers and software sales during the last two quarters of 1996 and the first quarter of 1997.

Improved operating results for the quarter ended June 30, 1997 reflect steps taken to correct these difficulties and failures. Second quarter sales and gross margins were higher and operating expenses were substantially lower than any of the preceding three quarters.

The Company's employee headcount at June 30, 1997 was 205 compared to 305 at December 31, 1996 The headcount reductions were primarily in administrative and management overhead positions across the Company and were combined with a reallocation of Company resources to focus on client-server product lines, product standardization and customer support.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are generated from software licenses, hardware sales, maintenance support and various installation and support services. Revenues for the three months ended June 30, 1997 decreased 33% to $8.7 million compared to $12.9 million for the same period last year. However, revenues increased $2.2 million, or 34%, in the second quarter compared to the first quarter of 1997. Software sales accounted for half of the increase.

The following table sets forth the Company's revenues, gross margins and gross margin percentages for the three month periods ended June 30, 1997 and 1996, respectively:

                              REVENUE                GROSS MARGIN               GROSS MARGIN           CHANGE IN
                          (IN THOUSANDS)            (IN THOUSANDS)           (BASED ON REVENUES)      GROSS MARGIN
                        THREE MONTHS ENDED        THREE MONTHS ENDED         THREE MONTHS ENDED         INCREASE
                             JUNE 30,                  JUNE 30,                   JUNE 30,             (DECREASE)
                        ----------------------------------------------------------------------------------------
                          1997     1996             1997      1996               1997    1996
                        ------    -------          ------    ------              ----    ----
  Software               2,101      4,975           1,853     4,126               88%     83%              5%
  Maintenance            2,571      2,008           1,056       821               41%     41%             --%
  Services & Other       1,984      2,055             146       (87)               7%    (4)%             11%
  Hardware               2,052      3,910             628       994               31%     25%              6%
                        ----------------------------------------------------------------------------------------
                        $8,708    $12,948          $3,683    $5,854               42%     45%             (3%)
                        ----------------------------------------------------------------------------------------

Software revenues decreased 58% from $5.0 million in the second quarter of 1996 to $2.1 million in the second quarter of 1997. The decrease was due primarily to a reduction in the number of new customer contracts signed and a reduction in sales volume of the Company's client-server applications.

Maintenance revenues increased 28% from $2.0 million in the second quarter of 1996 to $2.6 million in the second quarter of 1997. The increase was primarily a result of growth in the number of credit unions using ULTRADATA systems. The Company's installed customer base grew from approximately 171 systems on June 30, 1996 to approximately 185 systems on June 30, 1997.

Services and other revenues decreased 3% from $2.1 million in the second quarter of 1996 to $2.0 million in the second quarter of 1997. The decline was mainly attributable to decreases in training and installation activities due to lower sales volumes during the last twelve months. Services and other revenues also includes custom development, service bureau operation fees and disaster recovery contracts.

Hardware revenues decreased from $3.9 million in the second quarter of 1996 to $2.1 million in the second quarter of 1997. This 47% decrease was primarily attributable to the decrease in the number of new customer hardware purchases and customer product installations during the last twelve months. The Company's high volume of shipments during the first six months of 1996 were due to the number of new order's received during the second half of 1995 requiring delivery during the first six months of 1996. The percentage of hardware revenues depends on the mix of customer orders and the timing of particular customer installations and can be expected to fluctuate substantially from quarter to quarter.

GROSS MARGIN

Total gross margin as a percentage of total revenue declined 3% from 45% in the second quarter of 1996 to 42% in second quarter of 1997 primarily due to the reduced proportion of software sales.

Software gross margin as a percentage of software revenue improved 5% due to a lower proportion of sales of software purchased and licensed from third parties. This change in mix was due to the lower volume of orders for upgrades and new customer sales requiring third party software.

The gross margin percentage from maintenance revenues for the second quarter of 1997 was unchanged from the 1996 quarter.

The gross margin percentage from services and other revenues increased by 11% for the second quarter of 1997 primarily reflecting improved cost controls established during the first six months of 1997, as well as a favorable mix of higher margin service bureau and disaster recovery services and lower margin training and installation services.

Hardware gross margin as a percentage of hardware revenues increased 6% for the second quarter of 1997 due to the mix of hardware shipped during the second quarter of 1997.


OPERATING EXPENSES
                                                 THREE MONTHS
                                                    ENDED                                                    AS A PERCENT OF
                                                   JUNE 30,                       (DECREASE)                     REVENUE
                                                --------------------------------------------------------------------------
                                                 1997     1996                   $          %                 1997    1996
                                                ------   ------                ---------------                ----    ----
OPERATING EXPENSES
 Product development                             1,105    1,356                 (251)     (19%)                13%     11%
 Selling, general and administrative             3,250    3,531                 (281)      (8%)                37%     27%
                                                --------------------------------------------------------------------------
                                                $4,355   $4,887                $(532)     (11%)                50%     38%
                                                ==========================================================================

Product Development expenses decreased 19% to $1.1 million compared to $1.4 million for the same quarter of the prior year. These costs were primarily for staffing to support new product development programs such as Ultra-Access Remote Banking modules, Optical Disk Systems modules, product enhancements, and regulatory compliance. Product development expenses as a percentage of total revenues increased from 11% to 13% during the second quarter of 1997 compared to the same quarter of 1996 primarily as a result of the reduction in revenues compared to the prior year.

Sales, marketing, support and general and administrative expenses decreased to $3.3 million in second quarter of 1997 from $3.5 million in second quarter 1996. The decrease was primarily due to staff reductions. Selling, general and administrative expenses as a percentage of total revenues increased from 27% to 37% principally due to the decrease in revenues in 1997 which more than offset the effect of the reduction of $0.3 million in expenses.


FUTURE OPERATING RESULTS

The Company's operating performance is subject to various risks and uncertainties as discussed in this report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 9, 1997, as amended. This report on Form 10-Q should be read in conjunction with the Form 10-K, particularly "Risk Factors" and "Management's Discussion and Analysis of Financial

Condition and Results of Operations" contained therein. The Company's future operating results will depend upon demand for its products and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results.

Installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. In 1996 the Company experienced difficulty in the installation and training process on several conversions, resulting in delays, reductions in revenues and increases in expenses primarily as a result of the increase in new customer activity in 1996 and the failure of the Company's training and installation organization to perform to contract schedules. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. Failure to close new customer contracts as a result of lost sales or deferrals of customer decisions could have a material adverse impact on the future operating results. There can be no assurance that sales or installations will continue to occur at historical rates or in accordance with the Company's expectations.

The Company has previously experienced delays in the development and introduction of new products and product enhancements, including certain of its client- server products. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the development of new products, or the failure of these new products, if and when installed, to achieve a significant degree of market acceptance, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Substantially all of the Company's revenues historically have been related to the Company's ULTRAFIS system, and the Company expects that for several years a substantial portion of its revenues will continue to be related to the ULTRAFIS system. The Company is also dependent upon the success of its new client-server products. The Company's success will depend in large part on its ability to sell, install, maintain and enhance the ULTRAFIS system and client-server products and to develop, on a timely and cost-effective basis, utilizing new technologies, application modules that meet evolving customer needs. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and develop application modules, compete with new product offerings by third parties, complete new stand alone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign and complete new customer contracts would have a material adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash, cash equivalents and short-term investments, expected cash generated from operations and the available bank line of credit factoring agreement will satisfy its expected working capital and capital expenditure requirements through the immediate future.

In May 1997, the Company entered into a factoring agreement which provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1998 and is terminable by the Company or the bank at any time. The agreement also provides that the borrowings are secured by all tangible and intangible assets of the Company. As part of the factoring agreement, no further draws will be available under the prior capital equipment facility and the Company established cash collateral for this balance. As of June 30, 1997 the Company has not drawn on the factoring facility but has an outstanding balance of $657,000 on the prior capital equipment facility. The Company expects to pay off this balance and relieve the cash collateral by obtaining asset-backed lending from another source.

Capital expenditures of $1.9 million during the first two quarters of 1997 were primarily for furniture and leasehold improvements related to the Company's occupancy of new office facility during February 1997.

Net cash provided by operations was $.5 $0.2 million for the six months ending June 30, 1997, including the $3.4 million net loss for the first half of 1997. For the quarter ending June 30, 1996, net cash used for operations was $3.5 $7.3 million. Unbilled revenue decreased to $3.6 million at June 30, 1997 compared to $3.9 million at December 31, 1996 and to the June 30, 1996 balance of $8.5 million. There can be no assurance that the Company will continue to realize such improvements in the future or that collections of amounts billed will occur as expected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On May 31, 1997, the Company held its annual meeting of shareholders. At the meeting all of the Company's incumbent directors were reelected to office by the following vote.


Name                    Votes for   Votes against   Votes withheld
Nigel P. Gallop         6,481,394   0               32,250
John F. Carlson         5,426,394   0               1,087,250
M. M. Stuckey           5,426,394   0               1,087,250
Robert J. Majteles      6,481,345   0               32,299
Lawrence M. Howell      5,426,394   0               1,087,250

The shareholders also approved an amendment to the Company's 1994 Equity Incentive Plan to increase the number of authorized shares thereunder from 1,000,000 to 1,300,000, with 5,269,925 votes for,1,231,219 votes against, 12,500 votes abstaining, and zero votes withheld.

The shareholders also approved an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of authorized shares thereunder from 200,000 to 250,000 with 6,477,094 votes for, 23,950 votes against, 12,600 votes abstaining, and zero votes withheld.

Also at that meeting, the shareholders ratified the selection of KPMG Peat Marwick, LLP as independent auditors for the Company's current fiscal year, with 5,233,195 votes for, 1,000 votes against, 1,279,449 abstaining, and zero votes withheld.

                          PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

(a)             Exhibits

10.27 Distributor Agreement dated June 30, 1997 between the Company and USSI, Inc. and related documents.*

10.28 Employment Agreements dated June 5, 1997 between the Company and Executive Management Team and related documents.

10.29 Severance Agreement dated April 30, 1997 between the Company and Nigel P. Gallop and related documents.

10.30 Sublease and Consent to Sublease dated June 22, 1997 between the Company and 24 Hour Fitness and related documents.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions are being filed separately with the Securities and Exchange Commission.

11.01 Computation of Earnings (Loss) per Share (in thousands except per share data)


                                                  THREE MONTHS              SIX MONTHS
                                                     ENDED                    ENDED
                                                    JUNE 30,                 JUNE 30,
                                               -----------------------------------------
                                                 1997      1996          1997       1996
                                               -------    ------       -------    ------
      Net (loss) income                         $ (439)      697       $(3,415)   $1,085
                                                ======    ======       =======    ======
      Weighted average outstanding shares        7,575     7,393         7,567     6,913
      Common stock equivalents                               417                     404
                                                ------    ------       -------    ------
                                                 7,575     7,810         7,567     7,317
                                                ======    ======       =======    ======
      Net (loss) imcome per common and
        common equivalent share                 $(0.06)   $ 0.09       $ (0.45)   $ 0.15
                                                ======    ======       =======    ======

27.01  Financial Data Schedule

(b) There have been no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date ________________________   By  /s/ ROBERT J. MAJTELES
                                        Robert J. Majteles
                                        President and Chief Executive Officer

Date ________________________   By  /s/ PHILIP D. RANGER
                                        Philip D. Ranger
                                        Vice President and
                                        Chief Financial Officer