Form 10-Q
period 1997-09-30
ULTRADATA CORP
filed 1997-11-14
CIK 1005406

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
-------- Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997


________ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

                            Yes    X     No
                                -------     -------

As of November 4, 1997, Registrant had outstanding 7,607,133 shares of Common Stock, $.001 par value.



================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART 1    FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

          Condensed Balance Sheets as of September  30, 1997 and
           December 31, 1996                                                  1

          Condensed Statements of Operations for the Three Months and
           Nine Months Ended September  30, 1997 and 1996                     2

          Condensed Statements of Cash Flows for the Nine Months
           Ended September  30, 1997 and 1996                                 3

          Notes to Condensed Financial Statements                             4

          ITEM 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      5


PART II   OTHER INFORMATION

          ITEM 6 - Exhibits and Report on Form 8-K                           11

SIGNATURES                                                                   12

                            ULTRADATA CORPORATION
                           Condensed Balance Sheets
                      (In thousands, except share data)

                                                                            Sept 30,           Dec 31,
                                                                          -----------       -----------
                             Assets                                           1997              1996
                            -------                                       -----------       -----------
                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $ 1,140            $ 1,583
  Short term investments                                                        402              1,420
  Restricted cash                                                               596                 --
  Trade accounts receivable, net                                              3,316              6,586
  Unbilled revenues                                                           2,906              3,870
  Inventories                                                                   804              1,173
  Prepaid expenses and other current assets                                     631              1,027
  Income taxes receivable                                                         5                958
                                                                            -------            -------
    Total current assets                                                      9,800             16,617
Property and equipment, net                                                   4,495              3,532
Other assets                                                                     --                254
                                                                            -------            -------
                                                                            $14,295            $20,403
                                                                            =======            =======

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
  Bank borrowings                                                           $   596            $    96
  Accounts payable                                                            2,033              3,659
  Accrued expenses                                                            1,199              2,008
  Deferred revenue and customer advances                                      2,535              3,508
                                                                            -------            -------
    Total current liabilities                                                 6,363              9,271
Deferred revenue and customer advances                                        1,329              1,313
Bank borrowing, excluding current portion                                        --                323
                                                                            -------            -------
    Total liabilities                                                         7,692             10,907
                                                                            -------            -------

Stockholders' equity:
Preferred stock; par value $.001; 2,000,000 shares authorized; none
outstanding                                                                      --                 --
Common stock; par value $.001; 23,000,000 shares authorized;
7,607,133 and 7,526,313 shares issued and outstanding in 1997 and 1996,
respectively                                                                      8                  7
Additional paid in capital                                                   15,202             14,941
Accumulated deficit                                                          (8,607)            (5,452)
                                                                            -------            -------
    Total stockholders' equity                                                6,603              9,496
                                                                            -------            -------
                                                                            $14,295            $20,403
                                                                            =======            =======

See accompanying notes to condensed financial statements

                             ULTRADATA Corporation
                      Condensed Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)

                                               Three Months Ended                  Nine Months Ended
                                                  September 30,                      September 30,
                                             ----------------------             ----------------------
                                               1997          1996                 1997           1996
                                             --------      --------             --------      --------
Revenues:
  Software                                    $2,076        $ 1,929              $ 5,216        $10,059
  Maintenance                                  2,540          2,290                7,647          6,246
  Services and other                           1,378          1,878                4,668          5,807
                                              ------        -------              -------        -------
    Subtotal                                   5,994          6,097               17,531         22,112
  Hardware                                       743          2,595                4,425         11,629
                                              ------        -------              -------        -------
    Total revenues                             6,737          8,692               21,956         33,741
                                              ------        -------              -------        -------

Cost of revenues:
  Software                                       362            408                  862          2,077
  Maintenance                                  1,497          1,359                4,629          3,553
  Services and other                           1,300          1,733                4,330          5,598
  Hardware                                       506          1,801                3,161          8,097
                                              ------        -------              -------        -------
    Total cost of revenues                     3,665          5,301               12,982         19,325
                                              ------        -------              -------        -------
    Gross margin                               3,072          3,391                8,974         14,416
                                              ------        -------              -------        -------

Operating expenses:
  Product development                          1,104          1,627                3,601          4,402
  Selling, general and administrative          2,285          4,376                9,358         11,125
  Gain on transfer of service bureau
      contracts                                 (558)            --                 (558)            --
                                              ------        -------              -------        -------
    Total operating expenses                   2,831          6,003               12,401         15,527
                                              ------        -------              -------        -------
    Operating (loss) income                      241         (2,612)              (3,427)        (1,111)
Interest income, net                              19             96                   18            316
Other income                                      --             --                  254             --
                                              ------        -------              -------        -------
Income (loss) before income taxes                260         (2,516)              (3,155)          (795)
Income tax benefit                                --           (931)                  --           (294)
                                              ------        -------              -------        -------
    Net income (loss)                         $  260        $(1,585)             $(3,155)       $  (501)
                                              ======        =======              =======        =======
Net income (loss) per common and common
equivalent share                              $ 0.03        $ (0.21)             $ (0.38)       $ (0.07)
                                              ======        =======              =======        =======
Shares used in per share computations          7,673          7,432                7,567          7,086


           See accompanying notes to condensed financial statements

                             ULTRADATA CORPORATION
                      Condensed Statements of Cash Flows
                                 In thousands
                                  (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                             1997         1996
                                                           -------       --------
Cash flows from operating activities:
  Net loss                                                 $(3,155)      $   (501)
  Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                              958            781
    Deferred income taxes                                       --            181
    Gain on sale of joint venture                             (238)            --
    Loss on disposition of property and equipment               17             --
    Equity in earnings of unconsolidated subsidiary            (16)           (62)

    Changes in operating assets and liabilities:
      Trade accounts receivable                              3,270         (2,061)
      Unbilled revenues                                        964         (3,755)
      Inventories                                              369           (535)
      Prepaid expenses and other assets                        404           (617)
      Income taxes receivable                                  953             --
      Accounts payable                                      (1,626)        (2,364)
      Accrued expenses                                        (809)           154
      Income taxes payable                                      --           (107)
      Deferred revenue and customer advances                  (957)        (1,725)
                                                           -------       --------
    Net cash (used for) provided by operating activities      (134)       (10,611)
                                                           -------       --------
Cash flows from investing activities:
  Capital expenditures                                      (2,130)        (1,737)
  Proceeds from disposition of service bureau assets           192             --
  Sale of investment in joint venture                          500             --
  Sale of short term investments                             1,018             --
  Decrease of stockholders notes receivable                     --          1,453
                                                           -------       --------
    Net cash used for investing activities                    (420)          (284)
                                                           -------       --------
Cash flows from financing activities:
  Bank borrowings                                              500             --
  Repayment of debt                                           (323)        (1,233)
  Restricted cash                                             (596)            --
  Net proceeds from issuance of stock                          262             --
  Net proceeds from initial public offering                     --         14,750
                                                           -------       --------
    Net cash provided by (used for) financing activities      (157)        13,517
                                                           -------       --------
Net increase (decrease) in cash                               (443)         2,622
Cash and cash equivalents at beginning of period             1,583          1,124
                                                           -------       --------
Cash and cash equivalents at end of period                 $ 1,140       $  3,746
                                                           =======       ========

           See accompanying notes to condensed financial statements

                             ULTRADATA CORPORATION
                    Notes to Condensed Financial Statements
                          September 30, 1997 and 1996


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

The accompanying unaudited financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of September 30, 1997 and the results of operations and cash flows for the interim periods presented.

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

3. Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997. SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Had SFAS No. 128 been effective for the quarter and nine months ended September 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net income or loss per share. The FASB also recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and 131 are effective for fiscal 1998. The company is currently evaluating the impact of these statements on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and in the other reports filed with the Securities and Exchange Commission, that could cause results to differ materially from historical results or those anticipated. In this Report, the words "expects", "anticipates", "believes" and similar expressions identify forward-looking statements, which speak only as of the date hereof.

Overview

The Company provides open architecture, fully-integrated on-line information management solutions that enable relationship-oriented financial institutions to efficiently manage their businesses and offer real-time customized financial services 24 hours per day, seven days per week. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, credit and debit cards, ATM access and consumer lending. The Company's products are currently targeted primarily to large and mid-sized credit unions.

The Company derives its revenues from software license fees, maintenance fees, disaster recovery services, custom development, training and installation services, sales of third party software and hardware products,and, through September 1997, service bureau operation fees. In 1997 the Company commenced billing software relicense fees to its existing customers to extend the term of the original license periods. The Company intends to continue this process which is standard software industry practice. A significant portion of the Company's revenues are derived from substantial contracts with organizations that have long decision-making cycles, typically from six to twelve months. The decision to purchase the Company's products is followed by an installation and training cycle, which is labor-intensive and generally requires from three to twelve months to complete.

Each new customer system consists of the Company's ULTRAFIS product which may be combined with selected client-server applications, hardware and services. The Company expects revenues related to the ULTRAFIS system to represent a significant portion of its total revenues for the next several years.

The high volume of system sales in 1995 and 1996 and the introduction and demand for the Company's new client-server applications across its customer base, exceeded the capacity of the Company's training, installation and customer support organizations. In addition, the Company's customers expressed strong demand for the new client-server applications, causing the Company to release certain products before implementation of an effective product field testing process. Customer difficulties occurred as certain product errors and failures arose and as customers became aware of certain perceived functionality issues. As a result, broad market acceptance did not occur, and the Company made some economic accommodations to resolve the product issues. These difficulties resulted in an increase in the Company's unbilled revenues, a significant increase in the Company's reserve for doubtful accounts and sales returns and contributed to significant decreases in new customers and software sales during the last two quarters of 1996 and the first quarter of 1997.

Results of operations for the third quarter of 1997 include a gain of $558,000 from the transfer in September 1997 of the Company's direct service bureau operations to Premier Systems, Incorporated, the Company's current largest distributor of service bureau products. The terms of the sale provide that an additional $350,000 will be paid to the Company in four quarterly installments commencing December 31, 1998, contingent upon renewal of service bureau contracts transferred to Premier Systems. The Company expects that it will only provide service bureau services through value added resellers in the future.

The Company's employee headcount at September 30, 1997 was 186 compared to 305 at December 31, 1996 The headcount reductions were primarily in administrative and management overhead positions across the Company and were combined with a reallocation of Company resources to focus on client-server product lines, product standardization and customer support.

Results of Operations

Revenues


The following table sets forth the Company's revenues, gross margins and gross margin percentages for the three month periods ended September 30, 1997 and 1996, respectively:


                             Revenue                 Gross Margin               Gross Margin
                          (in thousands)            (in thousands)           (Based on Revenues)        Change in
                           Three Months              Three Months               Three Months           Gross Margin
                              Ended                     Ended                      Ended                 Increase
                                                     September 30,              September 30,           (Decrease)
                     ----------------------------------------------------------------------------------------------
                         1997         1996         1997         1996          1997          1996
                     ------------  ----------  ------------  ----------  --------------  -----------

Software                    2,076       1,929         1,714       1,521             83%          79%            4%
Maintenance                 2,540       2,290         1,043         931             41%          41%           --%
Services & Other            1,378       1,878            78         145              6%           8%          (2)%
                     ----------------------------------------------------------------------------------------------
     Subtotal               5,994       6,097         2,835       2,597             47%          43%            4%
Hardware                      743       2,595           237         794             32%          31%            1%
                     ----------------------------------------------------------------------------------------------
                           $6,737      $8,692        $3,072      $3,391             46%          39%            7%
                   ================================================================================================

Software revenues increased 8% from $1.9 million in the third quarter of 1996 to $2.1 million in the third quarter of 1997. Software revenues in the third quarter of 1997 includes $680,000 of software relicense revenues. Approximately $300,000 of relicense revenue was recorded in the second quarter of 1997.
Future software relicense revenues will vary depending on when such licenses require renewal.

Maintenance revenues increased 11% from $2.3 million in the third quarter of 1996 to $2.5 million in the third quarter of 1997. The increase was primarily a result of growth in the number of credit unions using ULTRADATA systems.

Services and other revenues decreased 27% from $1.9 million in the third quarter of 1996 to $1.4 million in the third quarter of 1997. The decline was mainly attributable to decreases in training and installation activities due to lower sales volumes during the last twelve months. Services and other revenues also includes custom development, service bureau operation fees and disaster recovery contracts.

See Overview concerning the transfer of the Company's service bureau contracts. Prior to such transfer, the Company's direct service bureau revenues were $301,000 and $690,000, respectively for the three months and nine months ended September 30, 1997.

Hardware revenues decreased from $2.6 million in the third quarter of 1996 to $0.7 million in the third quarter of 1997. Hardware no longer represents a core focus of the Company's operation. The 71% decrease in hardware sales in 1997 was primarily attributable to the decrease in the number of new customer hardware purchases and customer product installations during the last twelve months. The Company's high volume of shipments during the first nine months of 1996 were due to the number of new order's received during the second half of 1995 requiring delivery during the first six months of

1996. The percentage of hardware revenues depends on the mix of customer orders and the timing of particular customer installations and can be expected to fluctuate substantially from quarter to quarter.

Gross Margin

Total gross margin as a percentage of total revenue increased 7% from 39% in the third quarter of 1996 to 46% in third quarter of 1997, primarily due to the increased proportion of software sales.

Software gross margin as a percentage of software revenue increased 4% from 79% in the third quarter of 1996 to 83% in the third quarter of 1997.

The gross margin percentage from services and other revenues decreased by 2% from 8% in the third quarter of 1996 to 6% in the third quarter of 1997. In 1997 expenses of $0.2 million for a product development group were classified as cost of revenue to reflect the reorganization of company personnel to address service and installation needs.

Hardware gross margin as a percentage of hardware revenues increased 1% from 31% in the third quarter of 1996 to 32% in the third quarter of 1997 due to the mix of hardware products shipped during the third quarter of 1997.


Operating Expenses

The following table sets forth the Company's operating expenses for the three month periods ended September 30, 1997 and 1996, in the aggregate and as a percentage of revenues:

                                          Three Months
                                             Ended                 (Decrease)              As a Percent of
                                          September 30,                                       Revenue
                                   --------------------------------------------------------------------------
                                         1997         1996         $          %           1997        1996
                                     ------------  ----------                          -----------  ---------
Product development                        1,104        1,627       (523)       32%           16%         19%
Selling, general and                       2,285        4,376     (2,091)       48%           34%         50%
  administrative
Gain on transfer of service bureau
  contracts                                 (558)        ----       (558)    N/M              (8%)        ---
                                   --------------------------------------------------------------------------
                                          $2,831       $6,003     (3,172)       53%           42%         69%
                                   ==========================================================================



Product development expenses decreased 32% to $1.1 million compared to $1.6 million for the same quarter of the prior year. These costs are primarily for staffing to support product development programs such as Ultra-Access Remote Banking modules, Financial Services Platform modules, product enhancements, and regulatory compliance. In 1997 expenses of $0.2 million for a product development group were classified as cost of revenue to reflect the reorganization of company personnel to address service and installation needs. The remainder of the decrease in 1997 expenses is due to staff reductions primarily in higher salaried administrative functions since the prior year's quarters.

Selling, general and administrative expenses decreased to $2.3 million in third quarter of 1997 from $4.4 million in third quarter 1996. Selling, general and administrative expenses as a percent of total revenues, decreased from 50% for the third quarter of 1996 to 34% for the third quarter of 1997. Selling, general, and administrative expenses for the third quarter of 1996 included a provision of $930,000 of reserves for accounts receivable whereas no reserves were included in selling, general, and administrative expenses in the third quarter of 1997. The remainder of the decrease was primarily due to staff reductions.

Future Operating Results

The Company's operating performance is subject to various risks and uncertainties as discussed in this Report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 9, 1997, as amended, and Quarterly Report on form 10-Q filed with the SEC on August 14, 1997. This Report on Form 10-Q should be read in conjunction with the Form 10-K, particularly "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The Company's future operating results will depend upon demand for its products and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business, financial condition and results of operations.

Installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. In 1996, the Company experienced difficulty in the installation and training process on several conversions, resulting in delays, reductions in revenues and increases in expenses primarily as a result of the increase in new customer activity in 1996 and the failure of the Company's training and installation organization to perform to contract schedules. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. Failure to close new customer contracts as a result of lost sales or deferrals of customer decisions could have a material adverse impact on the future operating results. There can be no assurance that sales or installations will continue to occur at historical rates or in accordance with the Company's expectations.

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

The Company has previously experienced delays in the development and introduction of new products and product enhancements, including certain of its client-server products. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the development of new products, or the failure of these new products, if and when installed, to achieve a significant degree of market acceptance, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

The widespread use of computer programs that rely on two-digit data programs to perform computation and decision-making functions may cause computer systems generally to malfunction with respect to dates in the new century. The Company has been modifying its software and expects to release updated versions of its software products to address this issue in 1998. However, because of the interdependent nature of computer systems, the Company and its customers may be adversely impacted in or with respect to the year 2000 depending on whether it or other entities not affiliated with the Company address this issue successfully. The Company's success in addressing this issue will depend on a number of factors including its ability to adequately assess the extent of the issue and verify year 2000 compliance in all of its programs, to implement appropriate remedial steps in a timely manner and to verify and cause compliance by third party software and hardware providers.

Substantially all of the Company's revenues historically have been related to the Company's ULTRAFIS system, and the Company expects that for several years a substantial portion of its revenues will continue to be related to the ULTRAFIS system. The Company is also dependent upon the success of its new client-server products. The Company's success will depend in large part on its ability to sell, install, maintain and enhance the ULTRAFIS system and client-server products and to develop, on a timely and cost-effective basis, utilizing new technologies, application modules that meet evolving customer needs. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and develop application modules, compete with new product offerings by third parties, complete new standalone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign and complete new customer contracts would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Liquidity and Capital Resources

The Company's management believes current cash, cash equivalents and short-term investments, and expected cash generated from operations will satisfy its expected working capital and capital expenditure requirements through the immediate future.

In May 1997, the Company entered into a factoring agreement which provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding.
The factoring agreement renews, unless terminated by the Company or the bank, in April 1998 and is terminable by the Company or the bank at any time. The agreement also provides that the borrowings are secured by all tangible and intangible assets of the

Company. As part of the factoring agreement, no further draws will be available under the prior capital equipment facility and the Company established cash collateral for this balance. As of September 30, 1997, the Company has not drawn on the factoring agreement but has an outstanding balance of $596,000 on the prior capital equipment facility.

Capital expenditures of $2.1 million during the first three quarters of 1997 were primarily for furniture and leasehold improvements related to the Company's occupancy of a new office facility commencing in February 1997.

Net cash provided by operations was $0.1 million for the nine months ending September 30, 1997, including the $3.2 million net loss for the first three quarters of 1997. For the nine months ending September 30, 1996, net cash used for operations was $10.6 million. Unbilled revenue decreased to $2.9 million at September 30, 1997 compared to $3.9 million at December 31, 1996 and $6.0 million at September 30, 1996. There can be no assurance that the Company will continue to realize such improvements in the future or that collections of amounts billed will occur as expected.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10.31 Purchase Agreement dated September 30, 1997 between Company and Premier Systems, Incorporated, and schedules thereto.*

11.01 Computation of Earnings (Loss) per Share (in thousands except per share data)


                                                     Three Months                    Nine Months
                                                        Ended                           Ended
                                                    September 30,                   September 30,
                                          --------------------------------------------------------------
                                                   1997             1996          1997             1996
                                                 -------          --------      --------         -------
Net income (loss)                                $  260           ($1,585)      ($3,155)           ($501)
                                                 =======          =======       =======           ======

Weighted average outstanding shares               7,607             7,432         7,567            7,086
Common stock equivalents                             66                --            --               --
                                                 =======          =======       =======           ======
                                                  7,673             7,432         7,567            7,086
                                                 =======          =======       =======           ======

Net income (loss) per common and common
 equivalent share                                $ 0.03            $(0.21)      $(0.38)           $(0.07)
                                                =======           =======       =======           ======


27.01  Financial Data Schedule

(b) There have been no reports filed on Form 8-K during the quarter ended September 30, 1997.

______________
* Confidential treatment has been requested with respect to certain portions of this exhibit. Confidential portions have been omitted from the public filing and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date November 14, 1997      By /s/ ROBERT J. MAJTELES
                                   Robert J. Majteles
                                   President and Chief Executive Officer

Date November 14, 1997      By /s/ PHILIP D. RANGER
                                   Philip D. Ranger
                                   Vice President and Chief Financial Officer