Form 10-Q/A
period 1997-09-30
ULTRADATA CORP
filed 1997-11-21
CIK 1005406

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



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
                                                                            =======            =======

See accompanying notes to condensed financial statements

                             ULTRADATA Corporation
                      Condensed Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)

                                               Three Months Ended                  Nine Months Ended
                                                  September 30,                      September 30,
                                             ----------------------             ----------------------
                                               1997          1996                 1997           1996
                                             --------      --------             --------      --------
Revenues:
  Software                                    $2,076        $ 1,929              $ 5,216        $10,059
  Maintenance                                  2,540          2,290                7,647          6,246
  Services and other                           1,378          1,878                4,668          5,807
                                              ------        -------              -------        -------
    Subtotal                                   5,994          6,097               17,531         22,112
  Hardware                                       743          2,595                4,425         11,629
                                              ------        -------              -------        -------
    Total revenues                             6,737          8,692               21,956         33,741
                                              ------        -------              -------        -------

Cost of revenues:
  Software                                       362            408                  862          2,077
  Maintenance                                  1,497          1,359                4,629          3,553
  Services and other                           1,300          1,733                4,330          5,598
  Hardware                                       506          1,801                3,161          8,097
                                              ------        -------              -------        -------
    Total cost of revenues                     3,665          5,301               12,982         19,325
                                              ------        -------              -------        -------
    Gross margin                               3,072          3,391                8,974         14,416
                                              ------        -------              -------        -------

Operating expenses:
  Product development                          1,104          1,627                3,601          4,402
  Selling, general and administrative          2,285          4,376                9,358         11,125
  Gain on transfer of service bureau
      contracts                                 (558)            --                 (558)            --
                                              ------        -------              -------        -------
    Total operating expenses                   2,831          6,003               12,401         15,527
                                              ------        -------              -------        -------
    Operating (loss) income                      241         (2,612)              (3,427)        (1,111)
Interest income, net                              19             96                   18            316
Other income                                      --             --                  254             --
                                              ------        -------              -------        -------
Income (loss) before income taxes                260         (2,516)              (3,155)          (795)
Income tax benefit                                --           (931)                  --           (294)
                                              ------        -------              -------        -------
    Net income (loss)                         $  260        $(1,585)             $(3,155)       $  (501)
                                              ======        =======              =======        =======
Net income (loss) per common and common
equivalent share                              $ 0.03        $ (0.21)             $ (0.42)       $ (0.07)
                                              ======        =======              =======        =======
Shares used in per share computations          7,673          7,432                7,570          7,086


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

11.01 Computation of Earnings (Loss) per Share (in thousands except per share data)


                                                     Three Months                    Nine Months
                                                        Ended                           Ended
                                                    September 30,                   September 30,
                                          --------------------------------------------------------------
                                                   1997             1996          1997             1996
                                                 -------          --------      --------         -------
Net income (loss)                                $  260           ($1,585)      ($3,155)           ($501)
                                                 =======          =======       =======           ======

Weighted average outstanding shares               7,607             7,432         7,570            7,086
Common stock equivalents                             66                --            --               --
                                                 =======          =======       =======           ======
                                                  7,673             7,432         7,570            7,086
                                                 =======          =======       =======           ======

Net income (loss) per common and common
 equivalent share                                $ 0.03            $(0.21)      $(0.42)           $(0.07)
                                                =======           =======       =======           ======

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ULTRADATA CORPORATION

Date November 20, 1997      By /s/ ROBERT J. MAJTELES
                                   Robert J. Majteles
                                   President and Chief Executive Officer

Date November 20, 1997      By /s/ PHILIP D. RANGER
                                   Philip D. Ranger
                                   Vice President and Chief Financial Officer