Form 10-K
period 1997-12-31
ULTRADATA CORP
filed 1998-03-31
CIK 1005406

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
  ------------
  Exchange Act of 1934 for the fiscal year ended December 31, 1997

                Transition Report Pursuant to Section 13 or 15(d) of the
  -------------
 Securities Exchange Act of 1934 for the transition period from _____ to _____

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

              Registrant's telephone number, including area code:
                                  925/463-8356

       Securities registered pursuant to section 12(b) of the Act:  NONE

   Securities registered pursuant to section 12(g) of the Act:  COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X     No  _____
                                --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998, was approximately $13,957,866 (based on the last reported sale price of $4.625 per share on March 16, 1998 on the NASDAQ National Market.)

As of March 16, 1998, Registrant had outstanding 7,652,597 shares of Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
          Location in Form 10-K                     Incorporated Document
               Part III Specifically identified portions of the Registrant's proxy statement to be filed in connection with the Registrant's Annual Meeting to be held on May 8, 1998.

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

PART 1

            ITEM 1 - Business                                                    3

            ITEM 2 - Properties                                                  8

            ITEM 3 - Legal Proceedings                                           8

            ITEM 4 - Submission of Matters to a Vote of
            Security Holders                                                     8

PART II
            ITEM 5 - Market for Registrant's Common Equity
            and Related Stockholder Matters                                     10

            ITEM 6 - Selected Financial Data                                    10

            ITEM 7 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                       11

            ITEM 8 - Financial Statements and Supplementary Data                17

            ITEM 9 - Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                              17

PART III
            ITEM 10 - Directors and Executive Officers of the Registrant        17

            ITEM 11 - Executive Compensation                                    17

            ITEM 12 - Security Ownership of Certain Beneficial Owners and
            Management                                                          17

            ITEM 13 - Certain Relationships and Related Transactions            17

PART IV
            ITEM 14 - Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                         18

SIGNATURES                                                                      21


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

Item 1.  BUSINESS.

ULTRADATA Corporation (the "Company") provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions for use as an in-house installation and to value-added resellers ("VARs") for distribution to small-sized credit unions that operate in service bureau environments. Combining the in-house installations with services provided by the Company's VARs, the approximately 425 credit unions using the Company's software represent over 5.6 million members and $30.0 billion in assets.

Markets for the Company's Products and Services

A credit union is a member-owned, not-for-profit financial cooperative. Unlike banks and some other financial institutions, credit unions return "profits" to their members in the form of premium services, such as lower interests rates charged on loans and higher interest paid on deposits. Because of this focus, credit unions pride themselves on delivering superior service.

According to the Credit Union Journal, credit union membership has grown from
62.5 to 71.5 million members, or 14.4%, over the five-year period from 1993 to 1997. The industry has also been characterized by significant merger activity over this period of time. Over this same five-year period, the total number of credit unions has decreased from approximately 12,912 to 11,560 institutions. The results of these mergers has led to typically stronger credit unions in terms of total size, capital base, and buying power for technology and other products and services.

With expanded service offerings and increased buying power, credit union assets under management have increased 26.7% from $277.4 billion to $350.6 billion over the last five years. According to the Credit Union Journal, the growth of credit union assets has exceeded that of banks and most other financial institutions.

As with many financial institutions, these assets are concentrated in larger credit unions. The largest 250 credit unions, while only 2% of the total number of credit unions, account for over 41% of the industry's asset base. The largest 1,350 credit unions account for 12% of the total credit unions and 74% of the industry's asset base.

The credit union industry has significant buying power. According to the Credit Union Journal, credit unions purchased more than $5.0 billion in products and services from technology and processing, facilities, loan services and conference travel in 1996. Growth rates in expenditures have typically exceeded 10% in the 90's.

Products and Services

The Company offers the ULTRAFIS transaction processing engine together with a family of information management modules, which consist of a number of client-server applications that can be purchased together or separately to enhance the services offered by a financial institution. In addition, the Company has established VAR relationships with service organizations to provide service bureaus for customers that wish to utilize the ULTRAFIS system and related modules without the accompanying information systems infrastructure. Substantially all of the

Company's revenues to date have been related to the Company's ULTRAFIS system, including software, related information management modules, hardware, maintenance and related services.

The Company's client-server information management modules include the FSP - Front Office(TM) module which provides a tailored environment for tellers and member services and call center operations; the Automated Loan Processing System ("ALPS"), which automates the entry, processing and evaluation of consumer loan applications; the Ultra-Access(R) NT-based suite of remote banking products which give financial institutions and their members efficient, reliable and secure remote banking capabilities via personal computers using Internet, Intranet or private dial-up access and self-service kiosks; the Ultra-Voice(TM) NT-based voice response system for member inquiries, loan applications and transaction processing, and the FSP - Collections(TM) module, which manages the handling and collection of delinquent loan accounts.

ULTRAFIS provides a number of optional interfaces to third party applications, including interfaces for mortgage loan processing, student loan processing, asset/liability management, investment portfolio accounting, and marketing analysis systems. Automated Teller Machine ("ATM") processing is supported for offline and online processing. The Ultra-Link(TM) product provides an online and optional terminal driving system for ATM, debit card and POS processing and supports a wide array of ATM transactions, including savings and checking deposits and withdrawals, transfers between savings and checking accounts, loan payment and balance inquiry, and statement printing, as determined by the credit union.

The Company has historically sold third party products supported by the ULTRAFIS system, including RISC/UNIX based workstations from major suppliers such as Hewlett Packard ("HP") and IBM. The Company also has historically resold associated peripheral equipment such as printers, tape drives, and networking devices. In the fall of 1997, the Company established a relationship with Ex-Cel Solutions, Inc. ("ESI") under which the Company will be transferring these hardware sales to ESI over the first half of 1998. ESI will configure, sell, distribute, and provide service for the Company's customers' hardware needs so that the Company can concentrate its efforts on the core business of software, maintenance, and services. The Company also relicenses software products used with the system, such as the UNIX operating system, the Unidata relational database from Ardent Software Inc.("Ardent"), Uniplex office automation products, and a variety of networking software.

Pricing

Historically, the total system price, including all hardware and software, for the Company's core ULTRAFIS system ranged from approximately $300,000 to $4,000,000, depending primarily on the customer size and requested modules. Of the total price for a typical system, approximately 35% is for software, 45% is for hardware, and 20% is for installation and training. The Company expects to transfer most of its future hardware sales to ESI.

Pricing for information management applications, such as the FSP- Front Office, ALPS, Ultra-Access and FSP- Collections modules, typically range from $10,000 to $125,000.

The Company also charges a recurring software maintenance fee for software support and periodic software updates. Currently, all of the customers subscribe to the maintenance services, for which they pay a fee equal to a percentage of the purchase price for the selected software. The Company also charges for related training, implementation, and engineering services.

Technology

The Company's technology strategy is to employ the latest open computing standards that allow for networking and hardware independence. This approach allows the Company and its customers to take advantage of the most recent performance improvements and cost reductions in software, operating systems, databases and hardware.

The core ULTRAFIS software was originally released in 1981 and was significantly reengineered in 1990 to operate on the industry-standard open architecture UNIX operating system, making it able to run on a wide range of platforms, including those from HP and IBM. The Company offers a fully integrated system that provides a wide choice of hardware vendors based on the UNIX operating system. Because UNIX provides for scalability and adaptability to growth and is expandable and open to a variety of hardware, software and networking products, the Company believes that products based on the UNIX operating system provide a competitive advantage in the development of systems for credit unions and other financial services providers.

The ULTRAFIS system utilizes the Unidata relational database management system from Ardent, designed for high-volume, on-line transaction processing. This nested, three-dimensional database uses the industry-standard SQL to interface with the leading third party management and reporting packages. This model allows for significant improvements in system performance and in data storage compared to a relational system. This database allows the ULTRAFIS system to take advantage of leading-edge technology such as multi-processor hardware, distributed processing using TCP/IP and other standard networking protocols and client-server technology, as well as providing a seamless interface to popular personal computer ("PC") software products, such as the Microsoft Corporation ("Microsoft") suite of products and other advanced information tools. Under the Company's agreement with Ardent, Ardent has granted the Company a nonexclusive license to distribute and sublicense certain of Ardent's database products in North America. The agreement expires in September 1998. The Company expects to renew this relationship beyond this date. While the Company believes that there are suitable alternatives to the Unidata database, any failure of the Company to renew the Ardent agreement or to obtain a suitable alternative in the event the Ardent agreement is not renewed, could have a material adverse effect on the Company's business, financial condition and results of operations.

For its client-server products, the Company uses Microsoft Windows and Windows NT operating systems, which provide easy-to-use graphical user interfaces and enable the user to take advantage of the wide variety of PC applications that operate with these operating systems. The Company is developing its products to take advantage of new products and standards produced by Microsoft such as Windows 95 and Windows NT, Visual Basic and Visual Voice. The Financial Services Platform is an architecture developed by the Company for delivery of its client-server information management modules. This environment provides a consistent look and feel to the products, standard for design and navigation, and a shortened development cycle for delivery of new products and features within the architecture.

The Company's technology approach also provides for independence in local and wide area networking. The Company's customers use a wide variety of networking hardware and software. The Company believes that network independence is critical for its customers with multiple branches, ATMs and other remote banking needs such as remote electronic banking and electronic financial services.

Research and Development

The markets for the Company's products are characterized by changing technology and improvements in database technology, network operating systems, programming tools, programming languages, operating systems and computer hardware.

A principal focus of the Company's development activities continues in the development of client-server products. The Company's success will depend in part upon the development and sale of such products to the Company's current customers and future customers outside of the Company's traditional credit union base, such as banks, savings and loan associations, and other financial services providers.

Product development expenses were $4.6 million, $6.2 million, and $3.9 million in 1997, 1996, and 1995, respectively. Product development expenses as a percent of total revenues increased to 16% in 1997 compared to 15% in 1996 and 12% in 1995. The reduction in product development total dollar spending in 1997 was primarily a result of a reallocation of resources to focus the Company on client-server product lines, product standardization and customer support. The Company also reduced the number of third party contractors and other overhead expenses in product development. During 1996, the Company relied heavily on third party contractors to provide development resources for certain client server products that were then in development. This was a principal cause of the increase in product development expenses between 1995 and 1996.

Customers

The Company's installed base includes approximately 425 credit unions using the ULTRAFIS software either in an in-house or a service bureau environment. The Company's strategy is to target in-house systems to credit unions with over 10,000 members and to provide the Company's software to smaller credit unions through VARs. The Company's installed base currently serves approximately 5.6 million members, or 7.9%, of the approximately 71.5 million total credit union members in the United States. No customer represented 10% or more of the Company's revenues.

According to the Credit Union Journal, the credit union industry's assets have grown from $277.4 billion to $350.6 billion, or 26.7% over the five-year period from 1993 to 1997. This growth rate has exceeded that of banks and most other financial intermediaries. The growth in the credit union market has been predominantly from the larger institutions. The largest 250 credit unions, while only 2% of the total market, control over 41% of the industry's asset base. The largest 1,350 credit unions, or 12% of the total credit unions, account for approximately 74% of the total market. Also according to the Credit Union Journal, these larger institutions offer opportunities for vendors as these credit unions have substantial purchasing power and are early adoptors of technological changes.

Customer Service

Customer service and support are key elements of the Company's business. The services and support products offered to its customers include product installation and training, conversion programming services, custom programming, disaster recovery planning and training services, and telephone customer support.

Support

The Company offers standard, extended and emergency telephone customer support to assist customers in resolving problems. Under the Company's standard maintenance agreements, support is provided from 3:00 a.m. to 11:00 p.m. Pacific Standard Time, Monday through Friday. Support is also provided on Saturday from 9:00 a.m. to 5:00 p.m. Pacific Standard Time. The Company offers 24-hour customer support for an extra hourly charge.

Services

The Company offers a variety of product, technical and application training to its customers, including on-site customer training upon installation, continuing education at the client site as well as at the Company's Pleasanton, California headquarters and regionally at credit union training facilities. For financial institutions, the installation of a new data processing system is a complex and time-critical undertaking. Typically, a new system must be installed and made fully operational with data converted from the prior system over a single weekend and without any period of parallel operation with the system it replaces. After selecting the Company as the solution provider, the installation process typically requires a minimum of four months of preparation and planning to successfully install and convert from the customer's legacy system.

The Company offers an optional service which allows customers to continue to operate their ULTRAFIS systems in the event of a catastrophic system failure at their own site through the Company's Disaster Recovery Center in Carrollton, Texas.

Sales and Marketing

The Company sells its products and services in the United States through a direct sales force of sales representatives located in the Company's main offices in Pleasanton, California, and in sales offices in Georgia, Michigan, Texas, New Jersey and Washington. Additionally, the sales force is supported by a technical team of system consultants and system engineers. While the sales cycle varies substantially from customer to customer, it typically takes from six to twelve months.

To date, the Company has marketed its products primarily through its internal marketing staff. The Company also has been successful in marketing its products through VARs, with the Company's largest VAR accounting for over 10% of the total credit union members that use the Company's applications. The Company anticipates that it will further develop and rely in part upon distribution relationships to market its products. There can be no assurance that the Company will be successful in establishing such relationships or that any entities with which such relationships are established will be successful in marketing or selling the Company's products.

Outside the United States, the Company distributes its products in Australia and certain other countries in the Pacific Rim through a distributor, ULTRADATA Australia, which is owned by two of the four principal stockholders of the Company. Royalties from distribution of the Company's products by ULTRADATA Australia are less than 1% of annual revenue and are expected to remain immaterial in the future.

Competition

The market for information processing services to the credit union industry is highly competitive and somewhat fragmented. There were several consolidations in 1997 of information system providers. The Company competes primarily with independent computer service firms and internal data processing departments of potential customers. The Company's products are generally priced at the higher end of the market because the Company believes that its products generally provide more functionality and versatility and higher levels of integration than its competitors' products.

The Company believes that the principal competitive factors in its target market are product functionality, flexibility, ease-of-use, quality, performance, customer service and support, company reputation, price, and use of new industry standard technologies. Although the Company believes that it competes effectively with respect to each of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, some of which have greater financial, marketing and other resources than the Company.

The Company's principal competitors are different across the credit union market, as the size and complexity of financial institutions have different functionality or pricing requirements. The Company's principal competitors include various entities owned by FISERV, Inc., XP Systems, an affiliate of Users Inc., Symitar Systems, Inc., and EDS Credit Union Services.

Proprietary Rights and Licenses

The Company seeks to protect its software, documentation and other proprietary information under trade secret, copyright and trademark laws, which afford only limited protection. The Company has no patents. ULTRADATA, Ultra-Access, ULTRAFIS, and the ULTRADATA logo are registered U.S. trademarks of the Company. ALPS, Ultra-Link, FSP-Front Office, FSP-Collections, Ultra-Voice, and Optical Management are trademarks of the Company.

There are currently no pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties. A successful claim against the Company or the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

The Company is not directly subject to federal or state regulations applicable to credit unions and other financial institutions. As a provider of products to these entities, however, the Company must take into account such regulations in order to provide products that help its customers comply with such regulations. The credit unions that utilize the Company's products are regulated by the National Credit Union Association ("NCUA"), a federal government agency, and various state regulatory authorities. The use by financial institutions of the Company's products is subject to a number of laws and regulations promulgated by the NCUA and the Federal Reserve Board. The implementation of the Company's products by its customers is reviewed from time to time by government regulators in connection with compliance audits of the customers' operations and the Company also monitors regulatory changes on its own and implements changes to the Company's products as appropriate. Failure to reflect the terms of such regulations in a timely or accurate manner could conceivably subject the Company to liabilities that could have a material adverse effect on its business, financial condition and results of operations. Furthermore, changes to these regulations and standards or the adoption of new regulations or standards that affect the Company's products could affect the performance of such products and have a material adverse effect on the Company's business, financial condition and results of operations.

Backlog

The Company generally does not carry a backlog of revenue. In December of 1997, however, the Company had approximately a $1.0 million backlog which represented a large customer upgrade, as well as a substantial backlog of the Company's optical imaging products. The Company believes that it may not carry such a backlog into the future.

Employees

The Company had approximately 184 employees as of December 31, 1997, a decrease of 39% over the prior year. As of March 31, 1997 the Company effected a reduction in its workforce and as of such date had approximately 225 employees. This reduction was done to reallocate its resources to reduce administrative overhead and to focus on client-server product lines, product standardization and customer support. From March 31, 1997 through December 31, 1997, the Company had made additional adjustments to its business model resulting in fewer employees at the end of 1997. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are good.

ITEM 2.  PROPERTIES.

The Company's headquarters in Pleasanton, California consists of two facilities under lease through January 1, 2007. The Company has consolidated its headquarters operations into the larger of the two facilities, which has approximately 60,000 square feet of office and warehouse space, and has entered into a separate sub-leasing arrangement for its smaller facility through January 2002. The Company believes that the larger facility will meet its growth needs for the foreseeable future.

The Company also has an office in Carrollton, Texas which houses the corporate and customer disaster recovery center. The facility is under lease until December 1998.


ITEM 3.  LEGAL PROCEEDINGS.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company are as follows:

NAME                                 Age                           Title                            Officer Since
-------------------------------  -----------  ------------------------------------------------  ---------------------
Nigel P. Gallop................      52       Chairman of the Board                                     1981
Robert J. Majteles.............      33       President and Chief Executive Officer                     1996
Philip D. Ranger...............      41       Chief Financial Officer and Secretary                     1996
David J. Robbins...............      39       Vice President, Customer Service                          1995
Cindy L. Stinnette.............      40       Vice President, Product Development                       1997
James R. Berthelsen............      44       Vice President, Marketing                                 1997
Ronald H. Bissinger............      47       Vice President, Finance                                   1998

-----------------

Nigel P. Gallop - Mr. Gallop, a co-founder of the Company, has been a director of the Company since its incorporation in May 1981 and has served as its Chairman since October 1989. Mr. Gallop served as President of the Company from October 1989 to October 1996, and served as Chief Executive Officer of the Company from October 1989 to April 1997.

Robert J. Majteles - Mr. Majteles is a director of the Company, has served as President and Chief Executive Officer since April 1997 and has served as President and Chief Operating Officer from October 1996 to April 1997. From January 1992 to June 1996, Mr. Majteles served in various executive positions at Camax Systems, Inc., a computer software firm, including President and Chief Executive Officer from June 1994 to June 1996. Mr. Majteles holds a Bachelor of Arts from Columbia College and a Juris Doctor from Stanford University.

Philip D. Ranger - Mr. Ranger has served as Chief Financial Officer and Secretary since December 1996. From December 1995 to December 1996, Mr. Ranger served as the Company's Director, Financial Planning. From October 1989 to December 1995, Mr. Ranger served in various managerial positions at Triad Systems Corporation. Mr. Ranger holds a Bachelor of Arts from the University of Texas.

David J. Robbins - Mr. Robbins has served as Vice President, Customer Services since November 1995. From January 1992 to November 1995, Mr. Robbins served as Director, Product Development at Automated Data Processing, Inc. From March 1986 to January 1992. He served as Branch Manager of Progressive Corporation.
Mr. Robbins holds a Bachelor of Arts from Westminister College and a Master of Arts from the University of Phoenix.

Cindy L. Stinnette - Ms. Stinnette has served as Vice President, Product Development since February 1997. Ms. Stinnette served as the Company's Product Definition Specialist from July 1987 to August 1992, as Manager, Product Development from August 1992 to January 1997, and as Director, Product Development from January 1997 to February 1997.

James R. Berthelsen - Mr. Berthelsen has served as Vice President, Marketing since October 1997. Mr. Berthelsen served as the Company's Director, Corporate Communications from February 1997 to October 1997 and had previously held positions in Strategic Accounts and Sales since joining the Company in 1991. Mr. Berthelsen holds a Bachelor of Science from the University of Nebraska.

Ronald H. Bissinger - Mr. Bissinger has served as Vice President, Finance since March 1998. From June 1996 to July 1997, Mr. Bissinger served as Chief Financial Officer at the Alta Group. From September 1990 to March 1996, Mr. Bissinger served as Chief Financial Officer and other Senior Financial and Operating positions at MSI/Biosym, Crystalgraphics and SCO. Mr. Bissinger holds a Master of Business Adminstration from the University of Denver, a Master of Science from the University of California, Berkeley, and a Bachelor of Science in Engineering from Clarkson University.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters.

The Company's Common Stock is traded on the NASDAQ National Market under the symbol of "ULTD". The following table sets forth the quarterly high and low closing prices for the Company's Common Stock since its initial public offering effective February 16, 1996.


                          Fiscal Year         HIGH             LOW
------------------------------------------------------------------------
First Quarter                      1996          $10.13            $7.38
Second Quarter                     1996           11.38             6.25
Third Quarter                      1996            8.75             5.75
Fourth Quarter                     1996            6.00             2.75
First Quarter                      1997            5.25             3.63
Second Quarter                     1997            4.00             2.13
Third Quarter                      1997            4.38             2.00
Fourth Quarter                     1997            5.50             2.88

The Company has not declared or paid any cash dividends on its Common
Stock in the past two years. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, the financial condition of the Company, general business conditions and contractual restrictions on payments of dividends, if any. The Company's credit agreement currently prohibits the Company from paying cash or stock dividends without the bank's consent.

As of March 16, 1998, there were approximately 24 stockholders of record of the Company's Common Stock.


Item 6.  Selected Financial Data


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------
                                       1997            1996           1995          1994           1993
                                   -------------  --------------  ------------  -------------  -------------
                                                 (Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
  Software                              $ 7,062         $ 9,452        $10,396        $ 6,431        $ 7,147
  Maintenance                            10,480           8,543          7,202          6,092          4,624
  Services and other                      6,068           8,198          5,244          6,102          4,063
                                 ---------------------------------------------------------------------------
        Subtotal                         23,610          26,193         22,842         18,625         15,834
  Hardware                                5,493          14,251          8,292          7,066          9,700
                                 ---------------------------------------------------------------------------
Total revenues                           29,103          40,444         31,134         25,691         25,534
                                 ---------------------------------------------------------------------------
Gross margin                             12,184          14,409         15,865         12,473         10,043
Operating income (loss)                  (3,830)         (7,289)           574          1,028             90
Net income (loss)                        (3,460)         (6,960)           334            610             14
Diluted net income (loss) per           $ (0.46)        $ (0.97)       $  0.05        $  0.11        $    --
 share
Basic net income (loss) per share       $ (0.46)        $ (0.97)       $  0.06        $  0.11        $    --

                                                                 December 31,
                                   ------------------------------------------------------------------------
                                       1997           1996           1995           1994           1993
                                   -------------  -------------  -------------  -------------  ------------
BALANCE SHEET DATA
Cash, cash equivalents,
 restricted
  cash and short-term investments        $ 1,325        $ 3,003        $ 1,124         $  881        $2,050
Total assets                              13,569         20,521         15,135          9,186         9,201
Debt, excluding current portion              120            323             43            274           228
Stockholders' equity                       6,298          9,496          1,518          1,664         1,054
OTHER DATA
Cash dividends per share of
  common stock (1)                           ---            ---        $  0.07            ---           ---

(1) In June 1993, the Company purchased certain software technology from a company which was wholly owned by three stockholders of the Company. The Company paid $300,000 in 1993 and paid a final $80,000 in 1995 relating to a contingent payment. As this technology had no historical cost basis, this transaction was accounted for as a stockholder distribution.


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

Overview

The Company provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions who want to operate their system in-house. For smaller credit unions, the Company works through VARs to provide the Company's products. Combining the in-house installations with services provided by the Company's VARs, the approximately 425 credit unions using the Company's software represent over 5.6 million members and $30.0 billion in assets.

The Company derives its revenues primarily from software license fees, service fees including items such as training and installation, custom development and disaster recovery, and maintenance fees. A significant portion of the Company's revenues are derived from substantial contracts with organizations that have long decision-making cycles, typically from six to twelve months. The decision to purchase the Company's products is followed by an installation and training cycle which is labor-intensive and generally requires at least four months to complete. Each new customer system consists of the Company's ULTRAFIS product and selected information management applications, services and hardware.

In the fourth quarter of 1997, the Company established a relationship with ESI to configure, sell, distribute, and provide service for the HP and IBM hardware products and operating systems used in conjunction with the Company's software products. ESI is expected to source all hardware equipment from Gates/Arrow Distributing, Inc., a division of Arrow Electronics, Inc., Gates/Arrow Distributing, Inc., headquartered in Greenville, South Carolina, is the largest provider of HP and IBM UNIX hardware in North America. Further, ESI will also build, integrate, deliver, and support the Company's Ultra-Access(R) suite of remote banking products including PC Browser Banking, self-serve kiosks, voice response systems, and firewalls. This relationship was formed to allow the Company to focus on its core capabilities of providing software and related services to the Company's customers. The Company will receive revenues on all sales requiring ESI hardware.

In the third quarter of 1997, the Company transferred its direct service bureau operations to Premier Systems, Incorporated ("PSI"), the Company's largest service bureau VAR. The sale resulted in a gain of $558,000 in the third quarter of 1997 and provides for an additional $350,000 to be paid to the Company in four quarterly installments commencing December 31, 1998, contingent upon renewal of service bureau contracts transferred to PSI. The Company expects that it will only provide service bureau services through VARs in the future.

In the second quarter of 1997, the Company entered into a Distributor Agreement with USSI, Inc. ("USSI"), a division of Transaction Systems Architects, Inc. ("TSAI"), to develop and license the Company's Ultra-Link(TM) online and optional terminal driving system. The Ultra-Link(TM) system is used for ATM and debit card processing that supports a wide array of ATM transactions, including savings and checking deposits and withdrawals, transfers between savings and checking accounts, loan payment and balance inquiry, and statement printing, as determined by the credit union. This agreement grants the Company exclusive rights to the Ultra-Link system in the credit union marketplace and extends through 2004. This agreement includes substantial fixed fees through 2004, most of which would still be owed if the agreement were terminated by the Company. These fees are included in Note 8 of the Notes to Financial Statements.
While the Company believes that demand for the product is strong, any failure of the Company to successfully implement this product in its customer base could have a material adverse effect on the Company's business, financial condition, and results of operations.

The high volume of system sales in 1995 and 1996 and the introduction and demand for the Company's new client-server applications across its customer base exceeded the capacity of the Company's training, installation, and customer support organization in the last two quarters of 1996 and in 1997. In addition, the Company's customers expressed strong demand for the new information management applications, causing the Company to release certain products before implementation of an effective product field testing process. Customer difficulties occurred as certain product errors and failures were encountered and as customers became aware of certain perceived functionality issues. As a result, broad market acceptance did not occur, and the Company made certain economic accommodations to resolve the product issues. These difficulties resulted in an increase in the Company's unbilled revenues, a significant increase in the Company's reserve for doubtful accounts and sales returns and contributed to significant decreases in new customers and software sales during the last two quarters of 1996 and continuing through 1997. The Company has made substantial management and operational changes in 1997 and now feels that it has significantly improved its products, operations, and position with its customers.

Software products as complex as those offered by the Company often contain undetected errors or failures, or contain new functionality that may not meet customer expectations. Nevertheless, through 1995 the Company had no history of product returns or significant customer credits or other customer economic accommodations. However, during 1996 and 1997, the Company experienced customer difficulties in two areas; the introduction of certain new client-server products and installation delays on several new customer installations. The Company feels that it has made significant improvements in many areas to address these issues. However, any failure to develop and deliver new products or delays in the installation process inherent in products and services as complex as those offered by the Company could cause a material adverse effect on the Company's financial condition and results of operation.


RESULTS OF OPERATIONS

REVENUES

The Company's revenues are comprised of software license fees, customer maintenance, services and other revenues and hardware revenues. Total revenues were $29.1 million in fiscal 1997, compared to $40.4 million in 1996 and $31.1 million in 1995. Revenues in the Company's core business, excluding hardware sales, were $23.6 million in 1997 compared to $26.2 million in 1996 and $22.8 million in 1995.

Software revenues were $7.1 million in 1997, compared to $9.5 million in 1996, and $10.4 million in 1995. This decline was associated with the high volume of system sales in 1995 and 1996 and the emphasis the Company placed on its new client-server applications for which demand outpaced the Company's ability to perform and which resulted in lower system sales. This decline was partially offset by re-licensing fees on the Company's software.

The Company's maintenance revenues are derived from quarterly, annual, and multi-year support agreements with its customers. Maintenance revenue increased 23% in 1997 to $10.5 million, up from $8.5 million in 1996 and $7.2 million in 1995. The increases in 1997 and 1996 were primarily a result of growth in new ULTRAFIS system customer installations and the volume of new information management application modules introduced and installed during 1996 and 1997.

Services and other revenues include training and installation, custom development, service bureau operation fees and disaster recovery contracts. Services and other revenues were $6.1 million in 1997, compared to $8.2 million in 1996 and $5.2 million in 1995. The decline in 1997 was primarily attributable to the decline in new system sales and the sale of the Company's own service bureau business to PSI. The increase in 1996 was primarily attributable to new system sales and installations.

Hardware revenues decreased 61% in 1997 to $5.5 million, compared to $14.3 million in 1996 and $8.3 million in 1995. The hardware revenue decrease in 1997 is primarily attributable to the decrease in new system sales compared to 1996 and 1995. Additionally, hardware revenues depend on the mix of customer orders and the timing of particular customer installations which fluctuate substantially from year to year. In the fourth quarter of 1997 the Company entered into a relationship with ESI to configure, sell, distribute, and provide service for the Company's HP and IBM hardware products and operating systems. The Company expects a significant decrease in its direct hardware revenues in 1998 due to its newly formed relationship with ESI.

GROSS MARGINS

Gross margin as a percentage of total revenues increased to 42% in 1997, up from 36% in 1996 and down from 51% in 1995. The primary cause of the increase in 1997 from 1996 was the mix of revenues in the Company's core business, which includes software, maintenance, and services and other, which increased to 81% of total revenues in 1997 compared to less than 65% in 1996. Additionally, the margin improvement in 1997 was attributable to the Company's increase in maintenance revenues and improvements in services and other resulting in approximately a $400,000 gross margin in 1997 compared to approximately a $300,000 negative gross margin in 1996. The primary cause of the decline in 1996 from 1995 was that installations and training for new system conversions, a large component of the services and other segments, operated at a loss for 1996 due to cost overruns on committed contracts and associated travel expenses.

Software gross margin as a percentage of software revenue increased eight percentage points in 1997 to 85% up from 77% in 1996 and 83% in 1995. Software margins fluctuate based on the mix of sales of the Company's software and third party software which is sold at lower margins. The increase in margins in 1997 was due to a reduction in new system sales which requires a third party database. Additionally, there were fewer upgrades of the legacy database to the current database as a majority of the Company's customers had already upgraded their database prior to 1997. The decrease in 1996 from 1995 was due to a higher proportion of sales of software purchased and licensed from third parties.

Maintenance gross margin as a percentage of maintenance revenues was approximately the same in 1997 and 1996 at 41% and down from 54% in 1995. The decrease from 1995 was primarily due to expanded product lines and an increase in the customer base requiring additional resources.

Services and other revenues gross margin as a percentage of services and other revenues increased to 7% in 1997 from a 3% loss in 1996 and down from 28% in
1995.   The margins in 1996 were negatively impacted by costs for travel and direct expenses on contracts higher than those contracted for by the Company's customers.

Hardware gross margin as a percentage of hardware revenues decreased slightly during 1997 to 25% compared to 28% in 1996 and up from 23% in 1995. Hardware margins fluctuate depending on the mix of high-end host system sales versus lower-end client server hardware. Sales discounts offered to customers also impact hardware margins.

OPERATING EXPENSES

Product development expenses decreased to $4.6 million in 1997 down from $6.2 million in 1996 and up from $3.9 million in 1995. Product development expenses as a percent of total revenue increased to 16% in 1997 compared to 15% in 1996 and 12% in 1995. The decrease in total dollar spending in 1997 compared to 1996 was primarily the result of a reallocation of resources to focus the Company on client-server product lines, product standardization and customer support, the reduction of the number of consultants used in product development, and a reduction in other product development overhead expenses. The increase in total dollar spending in 1996 compared to 1995 was primarily due to an increase in staffing and contract programmers to develope new client server applications and regulatory compliance.

Selling, general and administrative expenses decreased to $12.0 million in 1997 from $15.5 million in 1996 and increased from $11.4 million in 1995. The decrease in 1997 from 1996 was primarily attributable to significant cost reductions in overhead expenses in 1997, including consolidating its headquarters from two facilities to one in the first quarter on 1997 as well as other general cost reductions. Additionally, the Company made significant reductions in staffing levels to support lower new account sales volumes in 1997.

INTEREST INCOME (EXPENSE), NET

Interest income net of interest expense decreased to $18,000 in 1997 compared to net interest income of $329,000 in 1996 and interest expense of $71,000 in 1995. The increase of interest income net of interest expense was due primarily to higher earnings in 1996 from the investment of the funds generated by the Company's initial public offering.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its ability to enhance its existing products and introduce new products on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results. In connection with the audit of the Company's 1996 financial statements, the Company's independent accountants identified certain "reportable conditions" relating to material weaknesses in the Company's internal controls. With respect to the Company's process for new product releases, the Company's independent accountants noted material weaknesses in its field testing procedures and customer communication, resulting in installation delays and aging of receivables and unbilled revenues and the shipment of products in advance of the Company's capacity to install on a timely basis resulting in a significant increase in unbilled revenues. Material weaknesses were also identified in the Company's procedures for timely analyzing customer balances, estimating the overall cost of training and installation obligations and the cost to complete at any particular time. These material weaknesses were exacerbated by inefficiencies in the Company's accounting system. As a result of these material weaknesses in the Company's accounting system, the auditors expressed significant concerns about the Company's ability to report timely, accurate financial information in the future. The Company believes it has made a significant progress addressing many of these issues, especially with respect to its product release cycle and installation procedures. However, there can be no assurance the Company will resolve all of these issues in a timely manner.

Installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the Customer's services. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. Failure to close new customer contracts as a result of lost sales or deferrals of customer decisions could have a material adverse impact on the future operating results. There can be no assurance that sales or installations will continue to occur at historical rates or in accordance with the Company's expectations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

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

Substantially all of the Company's revenues historically have been related to the Company's ULTRAFIS system, and the Company expects that a substantial portion of its future revenues will be generated by the integration of its ULTRAFIS system with its client server products. The Company's success will depend in large part on its ability to sell, install, maintain and enhance the ULTRAFIS system and client-server products and to develop, on a timely and cost-effective basis utilizing new technologies, application modules that meet evolving customer needs. The Company has recently discontinued its ALPS standalone product and client-server products for third party platforms. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and client server products, develop application modules, compete with new product offerings by third parties, complete new standalone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign and complete new customer contracts would have a material adverse effect on the Company's results of operations.

Statement of Position (SOP) 97-2 "Software Revenue Recognition," which was issued October 27, 1997, supersedes SOP 97-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically address implementation guidance.

The Company believes, based on its reading and interpretation of SOP 97-2, that this statement may result in a deferral of revenue recognition, but the Company feels that any impact of this statement will be reduced by its current software backlog and by anticipated changes to its business practices relative to its direct sale and service of hardware through the Company's recently formed relationship with ESI. SOP 97-2 is a complex issue that must be integrated into the Company's current and future business practices. The final implementation of this statement may differ from the Company's current interpretation with respect to the impact of future earnings.

On February 25, 1998, the United States Supreme Court affirmed a ruling by a United States District Court providing that federal credit unions may not extend membership benefits to individuals who are not part of the credit union's original charter group. This ruling imposes limits on new customers that a federal credit union may attract. As a result, some federal credit unions have expressed a reluctance to pursue extensive capital purchases until the impact of the ruling is further assessed. While federal credit unions represent approximately 60% of all credit unions, less than half of these credit unions are affected by this ruling. The interpretation of this ruling could have a material adverse effect upon the Company's business, financial condition and results of operations. Since this Supreme Court ruling, there has been significant congressional legislative activity. The Company is monitoring this activity to determine the impact on its current and future business.

YEAR 2000 DISCLOSURE

Many software computer programs in the industry rely on an internal date format using two-digit data programs to perform computation and decision-making functions that may cause computer systems generally to malfunction with respect to dates beginning with the year 2000. The Company uses an internal date format that has never relied on two-digit data programs and that was upgraded and made available to the Company's customers in August 1994. The Company believes that date entry will not be a material issue either with the Company's core transaction processing engine or the Company's own information management applications.

The Company is currently evaluating Year 2000 compliance issues with third party hardware and software products and support providers. The Company has determined that some of the third party products it markets or which are used within its products are not Year 2000 compliant. The Company is working with such third party product providers to identify courses of action that may lead to third party product compliance. In addition, the Company has communicated the status of these compliance issues to its customers and is working on making alternatives available to its customers as appropriate. Because the Company's customers depend on some of the products from these third party providers, both the Company and its customers may be adversely impacted depending upon the ability of such third party providers to comply with Year 2000 requirements.

As a result of changes made by third parties in their products to make them Year 2000 compliant, the Company is modifying certain of its software that interfaces with, and is continuing to test its software to demonstrate interoperability with, such third party products. The Company does not expect that it will incur material net expenses as a result of such efforts.

As required by the National Credit Union Administration (NCUA), the Company's customers must ensure their computer systems are Year 2000 compliant. The Company is currently providing, and expects to continue providing, systems testing, training and other assistance to its customers to help them achieve such compliance. The costs to the Company of providing such systems testing, training and assistance are not expected to be material.

The assessment of the Company's Year 2000 remediation costs and timing is based on the Company's estimates derived from numerous assumptions of future events, including, among others, the continued availability of certain resources to help its customers attain Year 2000 compliance as well as the ability of third party product providers to comply with Year 2000 requirements. Factors that could affect these estimates include, among other items, the cost and availability of personnel with the ability to modify relevant computer codes and to address other issues relating to the Year 2000. There can be no assurance that the Company's estimates will be achieved and actual results could differ materially from these estimates. To the extent that these estimates differ from actual results, the Year 2000 issue could have a material impact on the business operations and financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash, cash equivalents and short-term investments and expected cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the foreseeable future.

In September 1996, the Company entered into an agreement with a bank to obtain a $5.0 million revolving line of credit, bearing interest at the bank's prime rate, and a $1.5 million capital equipment facility bearing interest at prime plus 0.25%. The Company was in violation of certain financial covenants under this agreement as of December 31, 1996. In May 1997, the bank waived these violations, and the Company and the bank restructured their relationship replacing the revolving line of credit with a factoring agreement. The factoring agreement provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1998. The agreement also provides that the borrowings under the factoring agreement and capital equipment facility are secured by all tangible and intangible assets of the Company. As of December 31, 1997 and 1996, the outstanding balance on the capital equipment facility was $539,000 and $388,000, respectively. As part of the new agreement, no further draws will be available and the Company established cash collateral for the capital equipment facility balance. The Company is paying off this balance and reducing the cash collateral in monthly installments of $17,000.

Capital expenditures of $3.0 million in 1997 were primarily for furniture and fixtures for the Company's new headquarters facility and purchased software.

Net cash used for operations was $0.4 million for the year ending December 31, 1997. For the year ending December 31, 1996, net cash used for operations was $11.9 million. Unbilled revenue decreased to $2.3 million at December 31, 1997 compared to $3.9 million at December 31, 1996. Trade accounts receivable also decreased to $4.1 million at December 31, 1997 compared to $6.6 million in 1996. These declines in billed and unbilled receivables are partially attributable to the decline in revenues and to the improvement in the Company's product release cycle and installation procedures throughout 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is incorporated by reference herein from Part IV, Item 14(a)(1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


Items 10 - 13.

Except as indicated below, the information required by Part III is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to the Company's 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by the report. The information required by Part III will appear under the Headings "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors--Nominees," "--Board and Committee Meetings," "-- Directors' Compensation," "--Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compliance with Section 16(a)" of the Securities Exchange Act of 1934." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

The following financial statements and schedules are filed as part of this report.


(a)(1)  Financial Statements.

The following financial statements of ULTRADATA Corporation are filed as part of this Report:


                         Index to Financial Statements

                                                                                     Page
                                                                                     ----

   Independent Auditors' Report                                                       F-2
   Balance Sheets as of December 31, 1997 and 1996                                    F-3
   Statements of Operations for the years ended December 31, 1997, 1996 and 1995      F-4
   Statements of Stockholders' Equity for the years ended December 31, 1997, 1996
       and 1995                                                                       F-5
   Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995      F-6
   Notes to Financial Statements                                                      F-7

(a)(2) Financial Statement Schedule.

The following financial statement schedule of ULTRADATA Corporation is filed as part of this Report and should be read in conjunction with the financial statements of ULTRADATA Corporation.

 (a)(3) and (c)   Exhibits.

The following exhibits are filed herewith or incorporated by reference.

EXHIBIT
NUMBER             EXHIBIT TITLE
------             -------------

 2.01              Form of Agreement and Plan of Merger by and between the Company and ULTRADATA Corporation, a
                   California corporation.(1)
 3.01              Certificate of Incorporation.(1)
 3.02              Bylaws.(1)
 4.01              Form of Specimen Certificate for the Company's Common Stock.(1)
10.01              1994 Equity Incentive Plan and related documents.(1)
10.02              1995 Directors Stock Option Plan and related documents.(1)
10.03              1995 Employee Stock Purchase Plan and related documents.(1)
10.04              Acquisition Agreement dated as of June 4, 1993 between the Company and GCS Pty, Ltd.(1)
10.06              Employment Agreement dated as of July 31, 1995 between the Company and Nigel P. Gallop.(1)
10.07              Nonqualified Stock Option Agreement between the Company and Nigel P. Gallop and related documents.(1)
10.08              Consulting Agreement dated as of September 14, 1995 between the Company and Stephen H. Pitt.(1)
10.09              Form of Indemnity Agreement entered into by the Company with each of its directors and executive officers.(1)
10.10              Office Building Lease dated as of April 21, 1986 between the Company and Union Mutual Life
                   Insurance Co. and Union Mutual Stock Life Insurance Co. of America and related documents.(1)
10.11              Credit Agreement dated as of December 14, 1995 between the Company and Wells Fargo Bank, National
                   Association and related documents.(1)



10.12              Asset Purchase Agreement dated as of January 1, 1994 between the Company and GCS Pty, Ltd.(1)
10.13              Agreements for Sale of Stock of ULTRADATA Australia dated as of July 31, 1995 and related documents.(1)
10.14              Promissory Note of ULTRADATA Australia (as debtor) dated as of July 31, 1995 and related documents.(1)
10.15              Value Added Reseller Agreement dated as of September 3, 1992 between the Company and Unidata,
                   Inc. and related documents.(1)*
10.16              Shareholder Loan Note of Nigel P, Gallop dated July 22, 1991.(1)
10.17              Form of International Exclusive Distributor Agreement dated as of July 31, 1995 between the
                   Company and ULTRADATA Australia.(1)
10.18              Memorandum of Assignment and Termination of Agreement among the Company and its founders dated as of January 1, 1993.(1)
10.19              Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents.[prior facility](2)
10.20              Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents.[current facility](2)
10.21              ULTRADATA CORPORATION LOAN AGREEMENT (UNSECURED) between the Company and Silicon Valley Bank dated as of September 23, 1996.(3)
10.22              CORPORATE RESOLUTION TO BORROW between the Company and Silicon Valley Bank dated as of September
                   23, 1996.(3)
10.23              LIBOR SUPPLEMENT TO AGREEMENT between the Company and Silicon Valley Bank dated as of September
                   23, 1996.(3)
10.24              Loan Agreements between the Company and Silicon Valley Bank dated as of September 28, 1996.(3)
10.25              Employment Agreement dated as of October 17, 1996 between the Company and Robert Majteles.(4)
10.26              Nonqualified Stock Option Agreement between the Company and Robert Majteles and related documents.(4)
10.27              Distributor Agreement dated June 30, 1997 between the Company and USSI, Inc. and related documents.(5)*
10.28              Employment Agreements dated June 5, 1997 between the Company and Executive Management Team and related documents.(5)
10.29              Severance Agreement dated April 30, 1997 between the Company and Nigel P. Gallop and related documents.(5)
10.30              Sublease and Consent to Sublease dated June 22, 1997 between the Company and 24 Hour Fitness and related documents.(5)
10.31              Purchase Agreement dated September 30, 1997 between Company and Premier Systems, Incorporated, and schedules thereto.(6)*
10.32              Letter of Understanding dated February 26, 1998 between the Company and Ex-Cel Solutions, Inc.(7)**
21.01              Subsidiaries of the Company.(7)
23.01              Consent of KPMG Peat Marwick LLP.(7)
24.01              Power of Attorney (see page 21 of this Form 10-K).
27.01              Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                   Commission for information only and is not filed.

(1) Incorporated by reference to the Company's Form S-1 Registration Statement declared effective February 14, 1996 (File No. 33-80807).

(2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1996.

(4) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1996.

(5) Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1997.

(6) Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1997.

(7)  Filed herewith.

* Confidential treatment was received with respect to certain portions of these exhibits. Such portions have been filed separately with the Securities and Exchange Commission.

**   Confidential treatment has been requested for portions of this document.

(b) There have been no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1998.

                                   ULTRADATA Corporation

                                   /s/ Robert J. Majteles
                                   ---------------------------------------
                              By:  Robert J. Majteles
                                   President, Chief Executive Officer, and
                                   Director


                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert J. Majteles and Philip D. Ranger, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                            TITLE                      DATE
-------------------------------  -----------------------------------  --------------
PRINCIPAL EXECUTIVE OFFICER:

/s/Robert J. Majteles
---------------------            President, Chief Executive Officer   March 31, 1998
Robert J. Majteles               and Director

PRINCIPAL INANCIAL AND
PRINCIPAL ACCOUNTING OFFICER:

/s/Philip D. Ranger
--------------------             Chief Financial Officer              March 31, 1998
Philip D. Ranger                 and Secretary

Additional Directors:

/s/Nigel P. Gallop
--------------------             Director                             March 31, 1998
Nigel P. Gallop

/s/John F. Carlson
--------------------             Director                             March 31, 1998
John F. Carlson

/s/Lawrence M. Howell
---------------------            Director                             March 31, 1998
Lawrence M. Howell

/s/M. M. Stuckey
---------------------            Director                             March 31, 1998
M. M. Stuckey

                             ULTRADATA Corporation
         Index to Financial Statements and Financial Statement Schedule

                                                                                     Page
                                                                                     ----
   Independent Auditors' Report                                                      F-2
   Balance Sheets as of December 31, 1997 and 1996                                   F-3
   Statements of Operations for the years ended December 31, 1997, 1996 and 1995     F-4
   Statements of Stockholders' Equity for the years ended December 31, 1997, 1996
       and 1995                                                                      F-5
   Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995     F-6
   Notes to Financial Statements                                                     F-7

                          INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
ULTRADATA CORPORATION:

We have audited the financial statements of ULTRADATA Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ULTRADATA Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

MOUNTAIN VIEW, CALIFORNIA
FEBRUARY 12, 1998

                             ULTRADATA CORPORATION
                                 BALANCE SHEETS


                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                December 31,               DECEMBER 31,
                           Assets                                  1997                       1996
-----------------------------------------------------         ------------------         -----------------
Current assets:
     Cash and cash equivalents                                         $   486                   $ 1,583
     Short term investments                                                303                     1,420
     Restricted cash                                                       536                       ---
     Trade accounts receivable, net                                      4,057                     6,586
     Unbilled revenues                                                   2,330                     3,870
     Inventories                                                           815                     1,173
     Prepaid expenses and other current assets                             456                     1,027
     Income taxes receivable                                                53                     1,076
                                                              ----------------           ---------------
          Total current assets                                           9,036                    16,735
Property and equipment, net                                              4,533                     3,532
Other assets                                                               ---                       254
                                                              ----------------           ---------------
                   Total assets                                        $13,569                   $20,521
                                                              ================           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Bank borrowings and current portion of debt                       $   663                   $    96
     Accounts payable                                                    2,284                     3,659
     Accrued expenses                                                    1,239                     2,126
     Deferred revenue and customer advances                              1,852                     3,508
                                                              ----------------           ---------------
          Total current liabilities                                      6,038                     9,389
Deferred revenue and customer advances                                   1,113                     1,313
Debt, excluding current portion                                            120                       323
                                                              ----------------           ---------------
                 Total liabilities                                       7,271                    11,025
                                                              ----------------           ---------------

Stockholder's equity:
     Preferred stock; par value $.001; 2,000,000 shares
         authorized; none outstanding                                      ---                       ---
     Common stock; par value $.001; 23,000,000 shares
         authorized; 7,607,133 and 7,525,864 shares
         outstanding in 1997 and 1996, respectively                          8                         7

     Additional paid-in capital                                         15,202                    14,941
     Accumulated deficit                                                (8,912)                   (5,452)
                                                              ----------------           ---------------
          Total stockholders' equity                                     6,298                     9,496
                                                              ----------------           ---------------
                  Total liabilities and stockholders' equity           $13,569                   $20,521
                                                              ================           ===============

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                           STATEMENTS OF OPERATIONS

                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                                   1997                    1996                     1995
                                            ------------------      ------------------      -------------------
Revenue:
     Software                                          $ 7,062                 $ 9,452                  $10,396
     Maintenance                                        10,480                   8,543                    7,202
     Services and other                                  6,068                   8,198                    5,244
                                            ------------------      ------------------      -------------------
          Subtotal                                      23,610                  26,193                   22,842
     Hardware                                            5,493                  14,251                    8,292
                                            ------------------      ------------------      -------------------

Total revenue                                           29,103                  40,444                   31,134
                                            ------------------      ------------------      -------------------
Cost of goods sold:
     Software                                            1,034                   2,202                    1,790
     Maintenance                                         6,139                   5,037                    3,314
     Services and other                                  5,631                   8,465                    3,764
     Hardware                                            4,115                  10,331                    6,401
                                            ------------------      ------------------      -------------------
Total cost of goods sold                                16,919                  26,035                   15,269
                                            ------------------      ------------------      -------------------
Gross margin                                            12,184                  14,409                   15,865
                                            ------------------      ------------------      -------------------
Operating expenses:
     Product development                                 4,608                   6,180                    3,859
     Selling, general and administrative                11,964                  15,518                   11,432
     Gain on transfer of service bureau
         contracts                                        (558)                    ---                      ---
                                            ------------------      ------------------      -------------------
                                                        16,014                  21,698                   15,291
                                            ------------------      ------------------      -------------------
Operating income (loss)                                 (3,830)                 (7,289)                     574
Interest income (expense), net                              18                     329                      (71)
Other income                                               352                     ---                       31
                                            ------------------      ------------------      -------------------

Income (loss) before income taxes                       (3,460)                 (6,960)                     534
Income tax expense                                         ---                     ---                      200
                                            ------------------      ------------------      -------------------
Net income (loss)                                      $(3,460)                $(6,960)                 $   334
                                            ==================      ==================      ===================


Earnings (loss) per share information:
--------------------------------------------
    Basic net income (loss) per share                   $(0.46)                 $(0.97)                   $0.06
    Diluted net income (loss) per share                 $(0.46)                 $(0.97)                   $0.05
    Shares used to compute basic net income
        (loss) per share                                 7,585                   7,195                    5,742
    Shares used to compute diluted net
     income (loss) per share                             7,585                   7,195                    6,195


                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                       Statements of Stockholders' Equity
                       (In thousands, except share data)

                                                 Common Stock                           Retained
                                                 ------------                           Earnings       Total
                                              Shares                   Additional     (Accumulated  Stockholders'
                                           Outstanding     Amount    Paid-In Capital    Deficit)       Equity
                                           -----------  -----------  ---------------  ------------  ------------
Balances as of December 31, 1994             5,742,000   $    6       $         4      $  1,654      $   1,664
Stockholders distributions                         ---      ---               ---          (480)          (480)
Net income                                         ---      ---               ---           334            334
                                           -----------  -----------  ---------------  ------------  ------------

Balances as of December 31, 1995             5,742,000        6                 4         1,508          1,518
Net proceeds from initial public
 offering                                    1,650,000        1            14,241           ---         14,242
Net proceeds from issuance of common stock     133,864      ---               696           ---            696
Net loss                                           ---      ---               ---        (6,960)        (6,960)
                                           -----------  -----------  ---------------  ------------  ------------

Balances as of December 31, 1996             7,525,864        7            14,941        (5,452)         9,496
Net proceeds from issuance of common stock      81,269        1               261           ---            262
Net loss                                           ---      ---               ---        (3,460)        (3,460)
                                           -----------  -----------  ---------------  ------------  ------------
Balances as of December 31, 1997             7,607,133   $    8       $    15,202      $ (8,912)     $   6,298
                                           ===========  ===========  ===============  ============  ============

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                1997                  1996                    1995
                                                                   -----------------    ------------------    --------------------
Cash flows from operating activities:
Net income (loss)                                                            ($3,460)              ($6,960)                $   334
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
        Depreciation and amortization                                          1,436                   864                     850
        Deferred income taxes                                                    ---                   907                     403
        Gain on sale of joint venture                                           (238)                  ---                     ---
        Equity in earnings of unconsolidated subsidiary                          (16)                  (62)                    (86)
        Loss on disposition of property and equipment                            ---                   250                     ---
        Changes in operating assets and liabilities:
            Trade accounts receivable                                          2,529                (2,344)                 (1,963)
            Unbilled revenues                                                  1,540                (1,618)                 (1,557)
            Inventories                                                          358                    78                    (858)
            Prepaid expenses and other assets                                    579                  (253)                   (699)
            Income taxes receivable                                            1,023                  (958)                    ---
            Accounts payable                                                  (1,375)               (1,560)                  3,304
            Accrued expenses                                                    (887)                  166                     314
            Deferred revenue and customer advances                            (1,856)                 (458)                  1,926
                                                                   -----------------    ------------------    --------------------
      Net cash provided by (used for) operating activities                      (367)              (11,948)                  1,968
                                                                   -----------------    ------------------    --------------------
Cash flows from investing activities:
  Capital expenditures                                                        (2,997)               (1,706)                 (1,796)
  Proceeds from disposition of service bureau assets                             192                   ---                     ---
  Proceeds from disposition of other assets                                      368                   ---                     ---
  Sale of joint venture                                                          500                   ---                     ---
  Purchases of short-term investments                                            ---                (4,276)                    ---
  Sale of short-term investments                                               1,117                 2,856                     ---
  Stockholder notes receivable                                                   ---                 1,453                     ---
                                                                   -----------------    ------------------    --------------------
      Net cash used for investing activities                                    (820)               (1,673)                 (1,796)
                                                                   -----------------    ------------------    --------------------
Cash flows from financing activities:
  Bank borrowings, net                                                           474                (1,000)                  1,000
  Proceeds from debt                                                             250                   388                     ---
  Restricted cash                                                               (536)                  ---                     ---
  Repayment of debt                                                             (360)                 (246)                   (449)
  Stockholder distributions                                                      ---                   ---                    (480)
  Net proceeds from initial public offering                                      ---                14,242                     ---
  Net proceeds from issuance of common stock                                     262                   696                     ---
                                                                    ----------------    ------------------    --------------------
       Net cash provided by financing activities                                  90                14,080                      71
                                                                    ----------------    ------------------    --------------------
Net increase (decrease) in cash and cash equivalents                          (1,097)                  459                     243
Cash and cash equivalents at beginning of year                                 1,583                 1,124                     881
                                                                    ----------------    ------------------    --------------------
Cash and cash equivalents at end of year                                    $    486              $  1,583                 $ 1,124
                                                                   =================    ==================    ====================
Supplemental disclosure of cash flow information:
    Cash paid for taxes                                                      $   ---               $    87                 $   346
                                                                   =================    ==================    ====================

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ULTRADATA Corporation (the "Company") provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products are today primarily targeted at large and mid-sized credit unions for use as an in-house installation and to value-added resellers ("VARs") for distribution to small-sized credit unions that operate in service bureau environments. Combining the in-house installations with services provided by the Company's VARs, the approximately 425 credit unions using the Company's software represent over 5.6 million members and $30 billion in assets.

Exclusion of Subsidiary

On July 31, 1995, the Company determined that maintaining the Company's interest in ULTRADATA Australia Pty. Ltd. ("ULTRADATA Australia"), its wholly owned subsidiary, was not consistent with the Company's business strategy, primarily as a result of the dissimilarity of business operations. The Company sold its interest in ULTRADATA Australia to two majority stockholders. The Company has accounted for the sale in a manner similar to a spin-off in accordance with SEC Staff Accounting Bulletin No. 93, which permitted the Company, in connection with its initial public offering ("IPO"), to exclude from its financial statements, on a retroactive basis, recently spun-off businesses whose operations are dissimilar from continuing operations. Accordingly, the accompanying financial statements do not include the financial position, results of operations and cash flows for ULTRADATA Australia for any period presented.

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

Statement of Position (SOP) 97-2 "Software Revenue Recognition," which was issued October 27, 1997, supersedes SOP 97-1 and is effective for transaction entered into for fiscal years beginning after December 15, 1997. SOP 97-2 address revenue recognition from a conceptual level and does not specifically address implementation guidance. The Company believes, based on its reading and interpretation of SOP 97-2, that this statement may result in a deferral of revenue recognition, but the Company feels that any impact of this statement will be reduced by its current software backlog and by anticipated changes to its business practices relative to its direct sale and service of hardware through the Company's recently formed relationship with ESI. SOP 97-2 is a complex issue that must be integrated into the Company's current and future business practices. The final implementation of this statement may differ from the Company's current interpretation with respect to the impact of future earnings.

                             ULTRADATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The carrying value of the Company's financial instruments approximates fair market value.

The Company limits the amounts invested in any one type of investment. The Company maintains cash and cash equivalents and restricted cash with two financial institutions. Management believes the financial risks associated with such deposits are minimal.

The Company's customers are primarily comprised of credit unions throughout the United States. Although the Company is directly affected by the financial cycles of the credit union industry, management does not believe that significant credit risks existed as of December 31, 1997. The Company maintains a reserve for potential doubtful accounts and sales returns aggregating $1,094,000 and $2,059,000 as of December 31, 1997 and 1996, respectively.

No customer accounted for more than 10% of the Company's total revenues in 1997 and 1996. No customer accounted for more than 10% of the Company's accounts receivables in 1996. One customer accounted for 11% of the Company's total revenues in 1995. One customer accounted for 13% of total trade accounts receivable at December 31, 1997.

Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

Cash equivalents consist of short-term financial instruments with original maturities of three months or less that are carried at cost, which approximates market.

The Company classifies its short-term investments as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of securities sold is based upon the specific identification method.

Inventories

Inventories consist of hardware and software purchased from third parties pending shipment to customers recorded at the lower of cost or market.

Software Development Costs

Capitalization of computer software costs, when material, begins upon the establishment of technological feasibility. Such costs are amortized over periods not exceeding three years. To date, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

                             ULTRADATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful life (three to five years for computer equipment and software or three to seven years for furniture and fixtures) or the lease term (ten years for leasehold improvements).

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain

Net Income (Loss) Per Share

On December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of the IPO, are included in the calculation of basic and dilutive net loss per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

                                                       1997             1996             1995
                                                    -----------      -----------      -----------

Shares used to compute basic net income
 (loss) per share- weighted average number
 of common shares outstanding                             7,585            7,195            5,742

Effect of dilutive common equivalent shares -
 stock  options outstanding                                 ---              ---              453
                                                  -------------    -------------    -------------
Shares used to compute diluted net income
 (loss) per share                                         7,585            7,195            6,195
                                                  =============    =============    =============

Options to purchase common stock of 1,911,740, with weighted average exercise prices of $4.71, were excluded from the Company's dilutive net income (loss) in 1997 because their effect was anti-dilutive.

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

                             ULTRADATA CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

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

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Reclassifications

Certain amounts in the accompanying 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. It does not, however, require a specific format, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company is in the process of determining its preferred format. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

The FASB also recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports.
SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any separately reportable business segments.

(2)  SHORT-TERM INVESTMENTS

Short-term investments as of December 31, 1997 consist of municipal obligations with amortized cost approximating fair market value.

The contractual maturities of available-for-sale debt securities, regardless of their balance sheet classification as of December 31, 1997 are as follows (in thousands):

Due within one year                                                     $103
Due after one year through five years                                    100
Due after five years through ten years                                   ---
Due after ten years                                                      100
                                                             ---------------
   Total short-term investments                                         $303
                                                             ===============

                             ULTRADATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(3)  PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):
                                                                                         DECEMBER 31,

                                                                                 1997                    1996
                                                                      ----------------------   ----------------------
Computer equipment                                                                    $3,958                   $6,618
Furniture and fixtures                                                                 2,687                    1,993
Software                                                                               1,424                      976
                                                                      ----------------------   ----------------------
     Property and equipment, gross                                                     8,069                    9,587
Less accumulated depreciation and amortization                                         3,536                    6,055
                                                                      ----------------------   ----------------------
     Property and equipment, net                                                      $4,533                   $3,532
                                                                      ======================   ======================

(4) Accrued Expenses

A summary of accrued expenses follows (in thousands):

                                                                                         DECEMBER 31,
                                                                        ---------------------------------------------
                                                                                 1997                    1996
                                                                        --------------------   ----------------------
Accrued payables                                                                      $  305                   $  868
Accrued vacation                                                                         598                      631
Accrued 401(k) contribution                                                               26                      213
Other                                                                                    310                      414
                                                                        --------------------   ----------------------
     Total accrued expenses                                                           $1,239                   $2,126
                                                                        ====================   ======================

(5) Bank Borrowings and Debt

Bank Borrowings

In September 1996, the Company entered into an agreement with a bank to obtain a $5.0 million revolving line of credit, bearing interest at the bank's prime rate, and a $1.5 million capital equipment facility bearing interest at prime plus 0.25%. The Company was in violation of certain financial covenants under this agreement as of December 31, 1996. In May 1997, the bank waived these violations, and the Company and the bank restructured their relationship replacing the revolving line of credit with a factoring agreement. The factoring agreement provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1998. The agreement also provides that the borrowings under the factoring agreement and capital equipment facility are secured by all tangible and intangible assets of the Company. As of December 31, 1997 and 1996, the outstanding balance on the capital equipment facility was $539,000 and $388,000, respectively. As part of the new agreement, no further draws will be available and the Company established cash collateral for the capital equipment facility balance. The Company is paying off this balance and reducing the cash collateral in monthly installments of $17,000.

                             ULTRADATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

Interest expense incurred during the year ended December 31, 1997, 1996, and 1995 was $102,000, $36,000, and $92,000 respectively.

(6)  INCOME TAXES

The Company recorded no income tax expense or benefit in 1997. The components of income tax expense (benefit) for the years ended December 31, 1996, and 1995 consisted of the following (in thousands):

                                                               Current                Deferred                  Total
                                                        -------------------    -------------------    ----------------------
1997:
    Federal                                                           $ (25)                  $  0                     $ (25)
    State                                                                25                      0                        25
                                                        -------------------    -------------------    ----------------------
      Total income tax expense                                        $   0                   $  0                     $   0
                                                        ===================    ===================    ======================
1996:
    Federal                                                           $(932)                  $621                     $(311)
    State                                                                25                    286                       311
                                                        -------------------    -------------------    ----------------------
      Total income tax expense                                        $(907)                  $907                     $   0
                                                        ===================    ===================    ======================
1995:
    Federal                                                           $(154)                  $436                     $ 282
    State                                                               (48)                   (34)                      (82)
                                                        -------------------    -------------------    ----------------------
      Total income tax expense                                        $(202)                  $402                     $ 200
                                                        ===================    ===================    ======================


The difference between the "expected" income tax expense benefit computed at the 34% statutory federal income tax rate and the Company's actual income tax expense for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                                 1997                    1996                  1995
                                                        --------------------    -------------------    -----------------
Computed "expected" tax expense benefit                              $(1,176)               $(2,366)               $ 182
State income taxes, before valuation allowance
 adjustment,                                                              25                     25                  (54)
  net of federal income tax effect
Change in the beginning of the year valuation allowance
  on deferred tax assets                                                 ---                    907                  ---
Current year losses and temporary differences for
  which no benefit was recognized                                      1,134                  1,329                  ---
Nondeductible expenses                                                    39                     37                   31
Other, net                                                               (22)                    68                   41
                                                        --------------------    -------------------    -----------------
      Actual income tax expense                                      $     0                $     0                $ 200
                                                        ====================    ===================    =================

                             ULTRADATA CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

The tax effects of significant temporary differences that comprise deferred tax assets are as follows (in thousands):

                                                          DECEMBER 31,
                                                -------------------------------
                                                  1997                    1996
                                                -------                 -------
Deferred tax assets:
        Accounts receivable reserves            $   628                 $   916
        Vacation accrual                            244                     225
        Deferred revenue                            787                     903
        Net operating loss carryforwards          1,867                     444
        Tax credit carryforwards                    894                     856
        Other                                        12                      11
                                                -------                 -------
        Gross deferred tax assets               $ 4,432                 $ 3,355
          Less valuation allowance               (4,281)                 (3,004)
                                                -------                 -------
        Deferred tax assets, net of valuation
          allowance                                 151                 $   351
                                                -------                 -------
Deferred tax liabilities
        Accumulated depreciation                   (151)                   (298)
        Equity in investment in subsidiary          ---                 $   (53)
                                                -------                 -------
          Total deferred tax liabilities           (151)                $  (351)
                                                -------                 -------
Net deferred tax assets                        $    ---                 $   ---
                                                =======                 =======

The net change in the valuation allowance for the year ended December 31, 1997 was an increase of approximately $1,277,000. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $4,906,000 and $2,254,000, respectively. The federal net operating loss carryforward will expire if it is not utilized by the year 2011 through 2012. The California net operating loss carryforward will expire if it is not utilized by the year 2001 through 2002. The Company has research credit carryforwards for federal and California income tax purposes of approximately $544,000 and $300,000, respectively. The federal research credit carryforward will expire if not utilized beginning in the year 2008 through 2011. The California research credit carries forward indefinitely until utilized. The Company also has minimum tax credit carryforwards for federal income tax purposes of approximately $49,000 which will carry forward indefinitely until utilized.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. If an "ownership change," as defined by the Internal Revenue Code, has occurred, the Company's ability to utilize its net operating loss and tax credit carryforwards may be subject to restriction pursuant to these provisions.

(7)  Stockholders' Equity

Employee Stock Option and Purchase Plans

1994 Equity Incentive Plan

The 1994 Equity Incentive Plan (the "1994 Plan") was adopted in March 1994. The 1994 Plan provides for the grant of incentive stock options and stock bonuses and the issuance of restricted stock by the Company to its employees,

                             ULTRADATA CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

officers, directors, consultants, independent contractors and advisers. There are 1,300,000 shares of the Company's common stock reserved for issuance under the 1994 plan. These options vest 25% after one year and ratably over thirty-six months thereafter, and expire ten years from the date of grant.

1995 Directors Stock Option Plan

The 1995 Directors Stock Option Plan (the "Directors Plan") was adopted in July 1996. The Directors Plan provides non-qualified stock options to non-employee directors of the Company. There are 150,000 shares of the Company's common stock for issuance thereunder. Members of the Board of Directors who are not employees, consultants or independent contractors of the Company, or any parent, subsidiary or affiliate of the Company are eligible to participate in the Directors Plan. These options vest 25% in each of four consecutive years. As of December 31, 1997, 70,000 options have been granted under the Directors Plan.

Nonqualified Stock Option Grants

On July 31, 1995, the Company granted to the Company's then Chief Executive Officer, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $6.00 per share all of which were vested by December 31, 1997. On October 17, 1996, the Company granted to the Company's then President, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $3.50 per share. Options for 25% of this grant vested on October 17, 1997 and the remaining shares vest in equal monthly increments over the following 36 months.

1995 Employee Stock Purchase Plan

In September 1995, the Board of Directors adopted the 1995 Employee Purchase Plan (the "Purchase Plan") and reserved 250,000 shares of the Company's common stock for issuance thereunder. The Purchase Plan became effective upon the effective date of the registration statement for the Company's IPO. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. Each offering under the Purchase Plan will be for a period of six months commencing on February 1 and August 1 of each year, with the initial offering period commencing on February 16, 1996 and expiring on July 31, 1996. Eligible employees may select a rate of payroll deduction between 2% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $21,250 in any calendar year.

The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of that offering period.

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has elected to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded no compensation costs related to its stock options granted to employees for the years ended December 31, 1997, 1996, and 1995 because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of its grant date.

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and income
(loss) per share as if the Company had elected to use the fair value

                             ULTRADATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach described in SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 1997 and 1996 would have decreased as indicated below (in thousands, except per share data):

                                                                YEARS ENDED
                                                               December 31,
                                                    1997           1996           1995
                                                -------------  -------------  -------------
Net income (loss):
       As reported                                   $(3,460)       $(6,960)        $  334
       Pro forma                                     $(4,261)       $(7,623)        $ (677)
Basic net income (loss) per share:
       As reported                                   $ (0.46)       $ (0.97)        $ 0.06
       Pro forma                                     $ (0.46)       $ (0.97)        $(0.12)
Diluted net income (loss) per share:
       As reported                                   $ (0.46)       $ (0.97)        $ 0.05
       Pro forma                                     $ (0.56)       $ (1.06)        $(0.12)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6.08% for both years; expected life of 3.5 years; 63% expected volatility; and no dividends. The effect of the employee stock purchase rights under the Purchase Plan has not been significant.

A summary of the status of the Company's fixed option plans as of December 31, 1997, 1996, and 1995 is presented below:

                                   December 31, 1997            December 31, 1996            December 31, 1995
                              ----------------------------  --------------------------  ----------------------------
                                              Weighted                     Weighted                     Weighted
                                               Average                      Average                      Average
                                              Exercise                     Exercise                     Exercise
                                Shares          Price         Shares         Price        Shares          Price
                              -----------  ---------------  -----------  -------------  -----------  ---------------



Outstanding at beginning
of year:                       1,820,149         $5.16       1,209,663       $5.64          605,000          $5.00
Granted                          475,600         $3.91         918,600       $4.76          734,600          $6.05
Exercised                             --         $  --        (103,747)      $5.00               --          $  --
Canceled                        (384,009)        $5.83        (204,367)      $6.27         (129,937)         $5.02
                              ----------                    ----------                   ----------
Outstanding at end of year     1,911,740         $4.71       1,820,149       $5.16        1,209,663          $5.64
                              ==========                    ==========                   ==========
Weighted-average fair value
of options granted during
the year at exercise price
equal to fair value at
grant date                                    $1.97                        $2.39                       $3.04

                             ULTRADATA CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                                                                         Options
                                        Options Outstanding                            Exercisable
                     --------------------------------------------------------    --------------------------
                          Options              Weighted                            Options         Weighted
                       Outstanding at          Average            Weighted       Exercisable       Average
     Range of           December 31,          Remaining           Average        at December       Exercise
 Exercise Prices            1997           Contractual Life    Exercise Price       31, 1997        Price
------------------   -----------------   ------------------   ---------------   ------------   --------------
     $2.63 - 3.50              796,600             8.7              $3.46            200,465        $3.50
     $4.00 - 6.00            1,015,729             7.5              $5.40            698,637        $5.86
     $6.25 - 11.00              99,411             7.6              $7.75             53,040        $7.81
                     -----------------                                          ------------
     $2.63 - 11.00           1,911,740             8.0              $4.71            952,142        $5.47
                     =================                                          ============

Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is over the options' vesting period of generally five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

(8) COMMITMENTS

Leases

In February 1997 the Company moved its administrative and operations offices into new facilities that are leased through January 2007. The Company is responsible for insurance and utilities related to the building lease. Its prior office space is leased by the Company for the same term and has been subleased through January 2002. Rental expense for operating leases for the years ended December 31, 1997, 1996 and 1995 amounted to $1,070,000, $1,060,000 and $600,000, respectively, net of 1997 rental income of $124,000 under the sublease.

Future minimum payments under noncancelable operating leases are as follows as of December 31, 1997 (in thousands):

1998                                         $  761
1999                                         $  723
2000                                         $  723
2001                                         $  756
2002                                         $  902
Thereafter                                   $4,899
                                 ------------------
       Total                                 $8,764
                                 ==================

Amounts above are net of sub-lease payments totaling approximately $275,000 for each of the years 1998 through 2001 and approximately $160,000 for 2002.

Software License and Maintenance Agreements

In 1997, the Company entered into various license and maintenance commitments as follows:

1998                                       $  572
1999                                          889
2000                                          658
2001                                          700
2002                                          428
Thereafter                                    857
                                   --------------
       Total                               $4,104
                                   ==============


                                  SCHEDULE II


                             ULTRADATA Corporation
                       Valuation and Qualifying Accounts
                                 (In thousands)

                                            Balance at         Charged to                               Balance at
Account Description                        Beginning of          Costs,           Write-offs              end of
                                              Period         Expenses, or     ------------------          Period
                                        ------------------      Revenues                          ----------------------
                                                            -------------
Year ended December 31, 1997                  $2,059            $1,425            $(2,390)                  $1,094
   Allowance for doubtful accounts
   and sales returns
Year ended December 31, 1996                  $   55            $2,304            $  (300)                  $2,059
   Allowance for doubtful accounts
   and sales returns
Year ended December 31, 1995                  $   55            $  ---            $   ---                   $   55
   Allowance for doubtful accounts
   and sales returns