Form 10-Q
period 1998-03-31
ULTRADATA CORP
filed 1998-05-15
CIK 1005406

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


     X          Quarterly Report Pursuant to Section 13 or 15(d) of the
   -----        Securities Exchange Act of 1934 for the quarterly period ended
                March 31, 1998.

                Transition Report Pursuant to Section 13 or 15(d) of the
   ----- Securities Exchange Act of 1934 for the transition period from _____ to _____.


                        Commission File Number:  0-27468

                             ULTRADATA CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                              94-2746681
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

     5000 Franklin Drive, Pleasanton, CA             94588-3031
  (Address of principal executive officers)          (Zip Code)


              Registrant's telephone number, including area code:
                                 925/463-8356

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


As of May 1, 1998, Registrant had outstanding 7,676,332 shares of Common Stock, $.001 par value.

================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART 1      FINANCIAL INFORMATION

            ITEM 1 - Financial Statements

            Condensed Balance Sheets as of March 31, 1998 and
               December 31, 1997                                                           3

            Condensed Statements of Operations for the Three Months
               Ended March 31, 1998 and 1997                                               4

            Condensed Statements of Cash Flows for the Three Months
               Ended March 31, 1998 and 1997                                               5

            Notes to Condensed Financial Statements                                        6

            ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                               8

PART II     OTHER INFORMATION

            ITEM 6 - Exhibits and Report on Form 8-K                                       13

SIGNATURES                                                                                 14

                             ULTRADATA CORPORATION
                                BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   MARCH 31,             DECEMBER 31,
                                    Assets                                            1998                   1997
                                    ------                                      ---------------        ---------------
                                                                                  (Unaudited)
Current assets:
     Cash and equivalents                                                               $ 1,159                $   486
     Short-term investments                                                                 ---                    303
     Restricted cash                                                                        486                    536
     Trade accounts receivable, net                                                       3,476                  4,057
     Unbilled revenues                                                                    2,620                  2,330
     Inventories                                                                            750                    815
     Prepaid expenses and other current assets                                              805                    456
     Income taxes receivable                                                                 29                     53
                                                                              -----------------      -----------------
          Total current assets                                                            9,325                  9,036
Property and equipment, net                                                               4,280                  4,533
                                                                              -----------------      -----------------
                    Total assets                                                        $13,605                $13,569
                                                                              =================      =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
     Bank borrowings and current portion of debt                                        $   624                $   663
     Accounts payable                                                                     2,451                  2,284
     Accrued expenses                                                                     1,233                  1,239
     Deferred revenue and customer advances                                               1,773                  1,852
                                                                              -----------------      -----------------
          Total current liabilities                                                       6,081                  6,038
Deferred revenue and customer advances                                                      994                  1,113
Debt, excluding current portion                                                              91                    120
                                                                              -----------------      -----------------
          Total liabilities                                                               7,166                  7,271
                                                                              -----------------      -----------------

Stockholders' equity:
     Preferred stock; par value $.001;  2,000,000 shares authorized; none
        outstanding                                                                         ---                    ---
     Common stock; par value $.001; 23,000,000 shares authorized; 7,652,597 and 7,607,133 shares issued and outstanding in 1998 and 1997,
        respectively                                                                          8                      8
     Additional paid in capital                                                          15,303                 15,202
     Accumulated deficit                                                                 (8,872)                (8,912)
                                                                              -----------------      -----------------
          Total stockholders' equity                                                      6,439                  6,298
                                                                              -----------------      -----------------
                    Total liabilities and stockholders equity                           $13,605                $13,569
                                                                              =================      =================

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                           Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                  --------------------------    -----------------------
                                                             1998                        1997
                                                  --------------------------    -----------------------
Revenues:
     Software                                                         $2,522                   $  1,039
     Maintenance                                                       2,705                      2,536
     Services and other                                                1,047                      1,306
                                                  --------------------------    -----------------------
          Subtotal                                                     6,274                      4,881
     Hardware                                                            988                      1,630
                                                  --------------------------    -----------------------
          Total revenues                                               7,262                      6,511
                                                  --------------------------    -----------------------
Cost of revenues:
     Software                                                            231                        252
     Maintenance                                                       1,649                      1,617
     Services and other                                                  983                      1,192
     Hardware                                                            873                      1,231
                                                  --------------------------    -----------------------
          Total cost of revenues                                       3,736                      4,292
                                                  --------------------------    -----------------------
          Gross margin                                                 3,526                      2,219
                                                  --------------------------    -----------------------
Operating expenses:
     Product development                                               1,195                      1,392
     Selling, general and administrative                               2,298                      3,823
                                                  --------------------------    -----------------------
          Total operating expenses                                     3,493                      5,215
                                                  --------------------------    -----------------------
            Operating income (loss)                                       33                     (2,996)
Interest income, net                                                     ---                          4
Other income                                                               7                         16
                                                  --------------------------    -----------------------
          Net income (loss)                                           $   40                   $(2,976)
                                                  ==========================    =======================

Earnings (loss) per share information:
-------------------------------------
     Basic net income (loss) per share                                 $0.01                     $(0.39)
     Diluted net income (loss) per share                                0.01                      (0.39)
     Shares used to compute basic net income
      (loss) per share                                                  7,637                      7,559
     Shares used to compute diluted net income
      (loss) per share                                                  7,705                      7,559


                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                           Statements of Cash Flows
                                 In thousands
                                  (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                 ----------------------------------------------
                                                                         1998                      1997
                                                                 --------------------      --------------------
Cash flows from operating activities:
  Net income (loss)                                                            $   40                   $(2,976)

  Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                 515                       309
    Equity in earnings of unconsolidated subsidiary                               ---                       (16)

    Changes in operating assets and liabilities:
          Trade accounts receivable, net                                          581                     3,017
          Unbilled revenues                                                      (290)                      702
          Inventories                                                              65                       (76)
          Prepaid expenses and other current assets                              (349)                       99
          Income taxes receivable                                                  24                       120
          Accounts payable                                                        167                    (1,304)
          Accrued expenses                                                         (6)                      339
          Deferred revenue and customer advances                                 (198)                     (724)
                                                                 --------------------      --------------------
      Net cash provided by (used for) operating activities                        549                      (510)
                                                                 --------------------      --------------------

Cash flows from investing activities:
   Capital expenditures                                                          (262)                     (956)
   Purchase of short-term investments                                             ---                      (105)
   Sale of short-term investments                                                 303                       369
                                                                 --------------------      --------------------
      Net cash provided by (used for) investing activities                         41                      (692)
                                                                 --------------------      --------------------

Cash flows from financing activities:
  Bank borrowings                                                                  --                       294
  Repayment of debt                                                               (18)                      (12)
  Net proceeds from issuance of common stock                                      101                       174
                                                                 --------------------      --------------------
      Net cash provided by financing activities                                    83                       456
                                                                 --------------------      --------------------

Net increase (decrease) in cash and equivalents                                   673                      (746)
Cash and equivalents at beginning of period                                       486                     1,583
                                                                 --------------------      --------------------
Cash and equivalents at end of period                                          $1,159                   $   837
                                                                 ====================      ====================

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                            March 31, 1998 and 1997


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements and therefore certain information and footnote disclosures normally contained in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying unaudited financial statements of the Company reflect all adjustments, consisting solely of adjustments of a normal recurring nature which are, in the opinion of management, necessary to fairly present the financial position as of March 31, 1998 and the results of operations and cash flows for the interim periods presented. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2 "Software Revenue Recognition," ("SOP 97-2") and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") which were issued October 27, 1997 and March 31, 1998, respectively, and supersede SOP 91-1. These SOP's address revenue recognition from a conceptual level and do not specifically address implementation guidance. These SOP's did not have a material impact on the Company's results for the first quarter of 1998. The Company believes, based on its reading and interpretation of these SOP's, that these statements may result in a deferral of future revenue recognition, but the Company feels that any impact of this statement will be reduced by its anticipated changes to its business practices relative to its direct sale and service of hardware. These SOP's are complex issues that must be integrated into the Company's current and future business practices. The final implementation of this statement may differ from the Company's current interpretation with respect to the impact of future earnings.

3.  INVENTORIES

Inventories consist of hardware and software purchased from third parties pending shipment to customers recorded at the lower of cost or market.

4.  COMPUTATION OF EARNINGS (LOSS) PER SHARE (IN THOUSANDS EXCEPT PER SHARE
DATA)

On December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options. The following is a reconciliation of the numerator and denominator in the computation of diluted earnings per share:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                         ---------------------------------
                                               1998               1997
                                         ---------------    --------------
Net income (loss)                                 $   40       $    (2,976)
                                         ===============    ==============
Weighted average outstanding shares                7,637             7,559
Common Stock Equivalents (CSE)                        68               ---
                                         ---------------    --------------
                                                   7,705             7,559
                                         ===============    ==============
Shares used to compute diluted net
income (loss) per share                           $ 0.01       $     (0.39)
                                         ===============    ==============
Antidilutive CSE excluded                          1,081             1,876
                                         ===============    ==============


5.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, the Company had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive loss applicable to common shareholders equals net loss applicable to common shareholders for all periods presented.

The FASB also recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for the Company beginning in 1998. The Company has determined that it does not have any separately reportable business segments.

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

OVERVIEW

The Company provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products are primarily targeted at large and mid-sized credit unions who want to operate their system in-house. For smaller credit unions, the Company works through value-added resellers ("VARs") to provide the Company's products. Combining the in-house installations with services provided by the Company's VARs, the approximately 425 credit unions using the Company's software represent over 5.6 million members and $30.0 billion in assets.

The Company derives its revenues primarily from software license fees, service fees including items such as training and installation, custom development and disaster recovery, and maintenance fees. A significant portion of the Company's revenues are derived from contracts with organizations that have long decision-making cycles, typically from six to twelve months. The decision to purchase the Company's products is followed by an installation and training cycle which is labor-intensive and generally requires at least four months to complete. Each new customer system consists of the Company's ULTRAFIS product and selected information management applications, services and hardware.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are comprised of software, customer maintenance, services and other revenues and hardware revenues. Revenues for the three months ended March 31, 1998 increased 12% over the same period in the prior year from $6.5 million to $7.3 million. Revenues from the Company's core business, which excludes hardware, increased 29% from $4.9 million in the first quarter of 1997 to $6.3 million in the first quarter of 1998.

The following table sets forth the Company's revenues and gross margin and gross margin as a percentage of revenues for the three month periods ended March 31, 1998 and 1997:

                           Revenues                       Gross Margin         Gross Margin
                        (in thousands)                   (in thousands)             %
                      Three Months Ended       %       Three Months Ended   Three Months Ended        %
                          March 31,        Increase        March 31,            March 31,         Increase
                        1998      1997    (Decrease)     1998      1997      1998       1997     (Decrease)
-------------------------------------------------------------------------------------------------------------
  Software               2,522     1,039        143%       2,291      787        91%        76%         15%
  Maintenance            2,705     2,536          7%       1,056      919        39%        36%          3%
  Services and other     1,047     1,306        (20%)         64      114         6%         9%         (3%)
-------------------------------------------------------------------------------------------------------------
     Subtotal core       6,274     4,881         29%       3,411    1,820        54%        37%         17%
  Hardware                 988     1,630        (39%)        115      399        12%        24%        (12%)
-------------------------------------------------------------------------------------------------------------
  Total revenues        $7,262    $6,511         12%     $3, 526   $2,219        49%        34%         15%
=============================================================================================================

The software revenues increase of 143% from $1.0 million in the first quarter of 1997 to $2.5 million in the first quarter of 1998 was due to increased sales of the Company's Ultra-Access(R) products and Financial Services Platform client-server applications as well as new account wins.

The Company's maintenance revenues are derived from quarterly, annual, and multi-year support agreements with its customers. Maintenance revenues increased by 7% from $2.5 million in the first quarter of 1997 to $2.7 million in the first quarter of 1998. The increase was primarily a result of increased new information management application modules installed during 1997 and the first quarter of 1998.

Services and other revenues decreased by 20% from $1.3 million in the first quarter of 1997 to $1.0 million in the first quarter of 1998. In the first quarter of 1998, the Company experienced a relatively high number of customer requests to delay installations of products as these customers focused on meeting Year 2000 preparation and testing requirements. Such delays are expected to decrease as the Company's customers satisfy their regulator-mandated requirement to test all critical systems before year end. The revenue decline was also attributable to decreases in training and installation activities due to lower new system sales volumes during the last nine months. Additionally, revenues declined due to the transfer of the Company's direct service bureau operations in the third quarter of 1997 to Premier Systems, Incorporated, ("PSI"), the Company's largest service bureau VAR for which the Company recorded a gain of $0.6 million in the third quarter of 1997.

In the fourth quarter of 1997, the Company entered into a relationship with Ex-Cel Solutions, Incorporated ("ESI") to configure, sell, distribute, and provide service for the Company's HP and IBM hardware products and operating systems. This decision was made to allow the Company to focus on its core businesses of software, services, and maintenance. Accordingly, hardware revenues decreased from $1.6 million in the first quarter 1997 to $1.0 million in the first quarter of 1998. The Company expects direct hardware revenues in 1998 to continue to decline due to its newly formed relationship with ESI. This revenue decline, however, is expected to be partially offset by service fees from ESI's sale of hardware to the Company's customers.

GROSS MARGIN

Gross margin as a percentage of total revenue increased 15 percentage points from 34% in the first quarter of 1997 to 49% in first quarter of 1998 primarily due to increases in margin for software and maintenance revenues. Software gross margin as a percentage of software revenue increased 15 percentage points due to a lower proportion of sales of software purchased and licensed from third parties.

Gross margin percentage from maintenance revenues increased by 3 percentage points from 36% in the first quarter of 1997 to 39% in the first quarter of 1998. The increase was primarily due to increases in the number of new systems and additional information management application modules installed during 1997 and the first quarter of 1998 resulting in lower overhead costs as a percent of revenue.

Gross margin percentage from services and other revenues decreased by 3 percentage points from 9% in the first quarter of 1997 to 6% in the first quarter of 1998 primarily due to delays in installations as customers focused on meeting Year 2000 preparation and testing requirements as well as a decline in new system installations in the first quarter of 1998 compared to the first quarter of 1997. The Company anticipates that such delays will decrease as the Company's customers satisfy their regulator-mandated requirements to test all critical systems before year end.

Hardware gross margin as a percentage of hardware revenues decreased 12 percentage points to 12% for the first quarter of 1998 from 24% for the first quarter of 1997. The Company has entered into a relationship with ESI to sell and configure hardware in order to focus on the Company's core businesses. The Company expects direct hardware revenue in 1998 to continue to decline, and does not expect to have any appreciable sales or margin from hardware by the end of 1998. This revenue decline, however, is expected to be partially offset by revenues received from ESI.

OPERATING EXPENSES

                                             Three Months               Increase                   As a
                                                Ended                  (Decrease)               percent of
                                               March 31,                                         Revenue
---------------------------------------------------------------------------------------------------------------
                                          1998         1997         $             %          1998       1997
Operating expenses
 Product development                     $ 1,195     $ 1,392     $ (197)       (14%)           16%        21%
 Selling, general and                      2,298       3,823     (1,525)       (40%)           32%        59%
  administrative
---------------------------------------------------------------------------------------------------------------
                                          $3,493      $5,215    $(1,722)       (33)%           48%        80%
===============================================================================================================

Product development expenses decreased from $1.4 million in the first quarter of 1997 to $1.2 million in the first quarter of 1998. The decrease in total dollar spending was primarily the result of a transfer of personnel to customer services to focus the Company on client-server product lines, product standardization and customer support, the reduction in the number of consultants used in product development, and a reduction in other product development overhead expenses.

Selling, general and administrative expenses decreased from $3.8 million in first quarter 1997 to $2.3 million in first quarter 1998 corresponding to a decline as a percentage of total revenues from 59% to 32%, respectivley. The decrease was primarily due to significant reductions in overhead expenses, including consolidation of the Company's headquarters from two buildings to one as well as other general cost reductions.

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

The Company's quarterly and annual revenues and operating results have varied significantly in the past, and may continue to do so in the future. Operating results may fluctuate due to factors such as the demand for the Company's products, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the levels of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the credit union and financial services markets and economic conditions generally or in various industry segments. In addition, a significant portion of the Company's business has been derived from substantial contracts with large organizations with long decision-making cycles, and the timing of such orders has caused material fluctuations in the Company's operating results. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues do not occur or are delayed, the Company's operating results would be disproportionately affected. The Company expects quarterly and annual fluctuations to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

On February 25, 1998, the United States Supreme Court affirmed a ruling by a United States District Court providing that federal credit unions may not extend membership benefits to individuals who are not part of the credit union's original charter group. This ruling imposes limits on new customers that a federal credit union may attract. As a result, some federal credit unions have expressed a reluctance to pursue extensive capital purchases until the impact of the ruling is further assessed. While federal credit unions represent approximately 60% of all credit unions, less than half of these credit unions are affected by this ruling. The interpretation of this ruling could have a material adverse affect upon the Company's business, financial condition and results of operations. Since this Supreme Court ruling, there has been significant congressional legislative activity. The Company is monitoring this activity to determine the impact on its current and future business.

YEAR 2000 DISCLOSURE

Many software computer programs in the industry rely on an internal date format using two-digit data programs to perform computation and decision-making functions that may cause computer systems generally to malfunction with respect to dates beginning with the Year 2000. The Company uses an internal date format that has never relied on two-digit data programs and which was upgraded and made available to the Company's customers in August 1994. The Company believes that date entry will not be a material issue either with the Company's core ULTRAFIS transaction processing engine or the Company's own information management applications.

On April 15, 1998, the Information Technology Association of America ("ITAA") announced that the Company had achieved ITAA*2000 certification. ITAA is a trade association dealing with Year 2000 software conversion in the information technology industry.

ITAA*2000 is the ITAA's century date change certification program. The ITAA*2000 Certification Program provides information technology companies with the opportunity to have a neutral, objective third-party evaluation of their Year 2000 processes and methods.

The Company is currently evaluating Year 2000 compliance issues with third party hardware and software products and support providers. The Company has determined that some of the third party products it has previously marketed are not Year 2000 compliant. The Company is working with such third party product providers to identify alternatives that may lead to third party product compliance. In addition, the Company has communicated the status of these compliance issues to its customers and is working on making alternatives available to its customers as appropriate. Because the Company's customers depend on some of the products from these third party providers, both the Company and its customers may be adversely impacted depending upon the ability of such third party providers to comply with Year 2000 requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash, cash equivalents and short-term investments and expected cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the foreseeable future.

The Company has a factoring agreement and a capital equipment facility. The factoring agreement provides for a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1999. As of March 31, 1998, the Company has not utilized the factoring agreement. As of March 31, 1998 the outstanding balance on the capital equipment facility was $486,000. The capital equipment facility bears interest at prime plus 0.25%. No further draws are available and the Company established cash collateral for the capital equipment facility balance. The Company is paying off this balance and reducing the cash collateral in monthly installments of $17,000. Borrowings under the factoring agreement and capital equipment facility are secured by all tangible and intangible assets of the Company.

Capital expenditures of $0.3 million during the first quarter of 1998 were primarily for computer and telephone equipment.

Net cash provided by operations was $0.5 million for the quarter ended March
31, 1998, including a $40,000 net income for the first quarter of 1998. For the quarter ended March 31, 1997, net cash used for operations was $0.5 million. Trade accounts receivable decreased $0.6 million from $4.1 million to $3.5 million. This decline can be partially attributable to the improvement in the Company's product release cycle and installation procedures throughout 1997 and 1998.

                          PART II - OTHER INFORMATION


Item 6.         Exhibits and Report on Form 8-K

(a)             Exhibits

27.1  Financial Data Schedule

(b) There have been no reports filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ULTRADATA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date    May 15, 1998            By /s/ Robert J. Majteles
      ----------------          -------------------------
                                   Robert J. Majteles
                                   President and Chief Executive Officer

                                By /s/ Ronald H. Bissinger
                                --------------------------
                                   Ronald H. Bissinger
                                   Chief Financial Officer