Form 10-Q
period 1998-06-30
ULTRADATA CORP
filed 1998-08-14
CIK 1005406

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -------   Exchange Act of 1934 for the quarterly period ended June 30, 1998.

            Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -------   Exchange Act of 1934 for the transition period from _____ to _____.

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

As of August 6, 1998, Registrant had outstanding 7,724,737 shares of Common Stock, $.001 par value.


================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----
PART I      FINANCIAL INFORMATION

            ITEM 1 - Financial Statements

            Condensed Balance Sheets as of June 30, 1998 and
               December 31, 1997                                                        3

            Condensed Statements of Operations for the Three and Six Months
               Ended June 30, 1998 and 1997                                             4

            Condensed Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1997                                             5

            Notes to Condensed Financial Statements                                     6

            ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                            8


PART II     OTHER INFORMATION

            ITEM 4 - Submission of Matters to a Vote of Security Holders                14

            ITEM 6 - Exhibits and Report on Form 8-K                                    14


SIGNATURES                                                                              15

                                             ULTRADATA CORPORATION
                                                 BALANCE SHEETS
                                (In thousands, except share and per share data)

                                                                                   JUNE 30,         DECEMBER 31,
                                    ASSETS                                           1998              1997
                                    ------                                     ----------------  ----------------
                                                                                  (Unaudited)
Current assets:
     Cash and equivalents                                                              $ 1,178          $   486
     Short-term investments                                                                ---              303
     Restricted cash                                                                       433              536
     Trade accounts receivable, net                                                      4,003            4,057
     Unbilled revenues                                                                   3,553            2,330
     Inventories                                                                         2,219              815
     Prepaid expenses and other current assets                                             386              456
     Income taxes receivable                                                                28               53
                                                                               ----------------  ----------------
          Total current assets                                                          11,800            9,036
Property and equipment, net                                                              3,973            4,533
                                                                               ----------------  ----------------
                    Total assets                                                       $15,773          $13,569
                                                                               ================  ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Bank borrowings and current portion of long-term obligations                      $   991          $   663
     Accounts payable                                                                    2,674            2,284
     Accrued expenses                                                                    1,532            1,239
     Deferred revenue and customer advances                                              2,001            1,852
                                                                               ----------------  ----------------
          Total current liabilities                                                      7,198            6,038
Deferred revenue and customer advances                                                     897            1,113
Long-term obligations, excluding current portion                                           927              120
                                                                               ----------------  ----------------
          Total liabilities                                                              9,022            7,271
                                                                               ----------------  ----------------
Stockholders' equity:
     Preferred stock; par value $.001;  2,000,000 shares authorized; none
      outstanding                                                                          ---              ---
     Common stock; par value $.001; 23,000,000 shares authorized; 7,676,332 and 7,607,133 shares issued and outstanding in 1998 and 1997,
      respectively                                                                           8                8
     Additional paid in capital                                                         15,402           15,202
     Accumulated deficit                                                                (8,659)          (8,912)
                                                                               ----------------  ----------------
     Total stockholders' equity                                                          6,751            6,298
                                                                               ----------------  ----------------
                    Total liabilities and stockholders' equity                         $15,773          $13,569
                                                                               ================  ================

                See accompanying notes to financial statements.

                                          ULTRADATA CORPORATION
                                         STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                        THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                             JUNE 30,                                       JUNE 30,
                                                  1998                      1997                   1998                   1997
                                           -----------------         -----------------      -----------------        ---------------
Revenues:
     Software                                    $2,884                    $2,101                  $5,406                 $ 3,140
     Maintenance                                  2,827                     2,571                   5,532                   5,107
     Services and other                           1,071                     1,984                   2,118                   3,290
                                           -----------------         -----------------      -----------------        ---------------
          Subtotal                                6,782                     6,656                  13,056                  11,537
     Hardware                                       768                     2,052                   1,756                   3,682
                                           -----------------         -----------------      -----------------        ---------------
          Total revenues                          7,550                     8,708                  14,812                  15,219
                                           -----------------         -----------------      -----------------        ---------------
Cost of revenues:
     Software                                       259                       248                     490                     500
     Maintenance                                  1,843                     1,515                   3,492                   3,132
     Services and other                             996                     1,838                   1,979                   3,030
     Hardware                                       568                     1,424                   1,441                   2,655
                                           -----------------         -----------------      -----------------        ---------------
          Total cost of revenues                  3,666                     5,025                   7,402                   9,317
                                           -----------------         -----------------      -----------------        ---------------
          Gross margin                            3,884                     3,683                   7,410                   5,902
                                           -----------------         -----------------      -----------------        ---------------
Operating expenses:
     Product development                          1,207                     1,105                   2,402                   2,497
     Selling, general and
      administrative                              2,461                     3,250                   4,759                   7,073
                                           -----------------         -----------------      -----------------        ---------------
           Total operating expenses               3,668                     4,355                   7,161                   9,570
                                           -----------------         -----------------      -----------------        ---------------
            Operating income (loss)                 216                      (672)                    249                  (3,668)
Interest income, net                                (50)                       (5)                    (50)                     (1)
Other income                                         47                       238                      54                     254
                                           -----------------         -----------------      -----------------        ---------------
          Net income (loss)                      $  213                    $ (439)                 $  253                 $(3,415)
                                           =================         =================      =================        ===============
Earnings (loss) per share information:
---------------------------------------
     Basic net income (loss) per share            $0.03                     $(0.06)                 $0.03                   (0.45)
     Diluted net income (loss) per share           0.03                      (0.06)                  0.03                   (0.45)
     Shares used to compute basic net
      income (loss) per share                     7,676                      7,575                  7,657                   7,567
     Shares used to compute diluted
      net income (loss) per share                 8,065                      7,575                  7,885                   7,567


                See accompanying notes to financial statements.

                                      ULTRADATA CORPORATION
                                    STATEMENTS OF CASH FLOWS
                                          IN THOUSANDS
                                           (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                     ----------------------------------
                                                                         1998                  1997
                                                                     -------------        -------------
Cash flows from operating activities:
  Net income (loss)                                                       $  253             $(3,415)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                          928                 599
      Equity in earnings of unconsolidated subsidiary                        ---                 (16)
      Gain on sale of joint venture                                          ---                (238)
      Loss of disposition of property and equipment                          ---                  17

      Changes in operating assets and liabilities:
          Trade accounts receivable, net                                      54               2,919
          Unbilled revenues                                               (1,223)                289
          Inventories                                                     (1,404)                379
          Prepaid expenses and other assets                                   70                 199
          Income taxes receivable                                             25                 958
          Accounts payable                                                   390              (1,018)
          Accrued expenses                                                   293                 (43)
          Deferred revenue and customer advances                             (67)               (471)
          Long-term obligations                                            1,268                 ---
                                                                     -------------        -------------
      Net cash provided by (used for) operating activities                   587                 159
                                                                     -------------        -------------
Cash flows from investing activities:
   Capital expenditures                                                     (368)             (1,857)
   Proceeds on sale of joint venture                                         ---                 500
   Sale of short-term investments                                            303                 967
                                                                     -------------        -------------
      Net cash provided by (used for) investing activities                   (65)               (390)
                                                                     -------------        -------------
Cash flows from financing activities:
  Bank borrowings                                                            ---                 592
  Repayment of debt                                                         (133)               (354)
  Restricted cash                                                            103                (657)
  Net proceeds from issuance of common stock                                 200                 174
                                                                     -------------        -------------
      Net cash provided by (used for) financing activities                   170                (245)
                                                                     -------------        -------------
Net increase (decrease) in cash and equivalents                              692                (476)
Cash and equivalents at beginning of period                                  486               1,583
                                                                     -------------        -------------
Cash and equivalents at end of period                                     $1,178             $ 1,107
                                                                     =============        =============


                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                             June 30, 1998 and 1997

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

The accompanying unaudited financial statements of the Company reflect all adjustments, consisting solely of adjustments of a normal recurring nature which are, in the opinion of management, necessary to fairly present the financial position as of June 30, 1998 and the results of operations and cash flows for the interim periods presented. The results for the interim periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2 "Software Revenue Recognition," ("SOP 97-2") and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") which were issued October 27, 1997 and March 31, 1998, respectively, and supersede SOP 91-1. These SOPs address revenue recognition from a conceptual level and do not specifically address implementation guidance. These SOPs did not have a material impact on the Company's results for the six month period ended June 30, 1998. The Company believes, based on its reading and interpretation of these SOPs, that these statements may result in a deferral of future revenue recognition, but the Company feels that any impact of this statement will be reduced by its anticipated changes to its business practices relative to its direct sale and service of hardware. These SOPs are complex issues that must be integrated into the Company's current and future business practices. The final implementation of this statement may differ from the Company's current interpretation with respect to the impact of future earnings.

3.  INVENTORIES

Inventories consist of hardware and software purchased from third parties pending shipment to customers and are recorded at the lower of cost or market.

4.  COMPUTATION OF EARNINGS (LOSS) PER SHARE (IN THOUSANDS EXCEPT PER SHARE
    DATA)

On December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options. The following is a reconciliation of the denominator in the computation of diluted earnings per share (the numerator equals the net income (loss)):

                                                Three Months Ended              Six Months Ended
                                                     June 30                        June 30
                                                ------------------              ----------------
                                                1998          1997              1998        1997
                                                ----          ----              ----        ----
Weighted average outstanding shares             7,676         7,575             7,657       7,567
Common stock equivalents                          389           --                228         --
                                                -----         -----             -----       -----
Shares used to compute diluted net
  income (loss) per share                       8,065         7,575             7,885       7,567
                                                =====         =====             =====       =====
Antidilutive CSE excluded                         713         1,830               897       1,853
                                                =====         =====             =====       =====

5.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, the Company had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive loss applicable to common stockholders equals net loss applicable to common stockholders for all periods presented.

The FASB also recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for the Company beginning in 1998. The Company is in the process of evaluating its business segments as defined by SFAS No. 131.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in Fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

6.  LONG-TERM OBLIGATIONS

Effective in the second quarter of 1998, the Company entered into a non-cancelable license agreement to purchase new license technology which the Company plans to incorporate into their suite of information management modules. Payments under this agreement are due through December 2001, with a net present value of $1,300,000. This amount will be amortized over the expected life of 4 years, at the greater of straight line or the percentage of units sold to date to total expected unit sales. In addition, the Company entered into a non-cancelable maintenance agreement with an annual expense of $204,000 in 1998 and $326,000 each year thereafter through 2004 related to these purchased licenses.

The net present value of the payments, discounted at 12.5%, have been recorded as a long-term obligation. The remaining principal payments of $1,268,000 are due as follows: $139,000 in 1998, $504,000 in 1999, $323,000 in 2000, and
$302,000 in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "EXPECTS", "ANTICIPATES", "BELIEVES" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY DISCLOSE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS FORM 10-K AND ITS OTHER FORMS 10-Q, THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

The Company provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products are primarily targeted at large and mid-sized credit unions who want to operate their system in-house. For smaller credit unions, the Company works through value added resellers ("VARs") to provide the Company's products. Combining the in-house installations with services provided by the Company's VARs, the approximately 425 credit unions using the Company's software represent over 5.6 million members and $30.0 billion in assets.

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

RESULTS OF OPERATIONS
REVENUES

The Company's revenues are comprised of software, customer maintenance, services and other revenues and hardware revenues. Revenues from the Company's core business, which excludes hardware, increased 2% from $6.7 million for the three months ended June 30, 1997 to $6.8 million for the three months ended June 30, 1998. Revenues from the Company's core business increased 13% from $11.5 million to $13.1 million for the six month period ended June 30, 1997 and 1998, respectively. Total revenues (including the direct sale of hardware from which the Company is transitioning to focus on its core business) for the three months ended June 30, 1998 decreased 13% over the same period in the prior year from $8.7 million to $7.6 million, respectively, and decreased 3% from $15.2 million for the six months ended June 30, 1997 to $14.8 million for the six months ended June 30, 1998.

The following table sets forth the Company's revenues and gross margin and gross margin as a percentage of revenues for the three month periods ended June 30, 1998 and 1997:

                         REVENUES                        GROSS MARGIN          GROSS MARGIN
                      (IN THOUSANDS)                    (IN THOUSANDS)              %
                   THREE MONTHS ENDED        %        THREE MONTHS ENDED   THREE MONTHS ENDED
                        JUNE 30,         INCREASE         JUNE 30,             JUNE 30,           PERCENTAGE
                     1998       1997    (DECREASE)      1998       1997      1998       1997        CHANGE
-----------------------------------------------------------------------------------------------------------------
  Software          $2,884     $2,101       37%        $2,625     $1,853      91%        88%          3%
  Maintenance        2,827      2,571       10%           984      1,056      35%        41%         (6%)
  Services and
   other             1,071      1,984      (46%)           75        146       7%         7%        ---%
-----------------------------------------------------------------------------------------------------------------
  Subtotal core      6,782      6,656        2%         3,684      3,055      54%        46%          8%
  Hardware             768      2,052      (63%)          200        628      26%        31%         (5%)
-----------------------------------------------------------------------------------------------------------------
TOTAL REVENUES      $7,550     $8,708      (13%)       $3,884     $3,683      51%        42%          9%
=================================================================================================================

The following table sets forth the Company's revenues and gross margin and gross margin as a percentage of revenues for the six month periods ended June 30, 1998 and 1997:

                         REVENUES                        GROSS MARGIN          GROSS MARGIN
                      (IN THOUSANDS)                    (IN THOUSANDS)              %
                     SIX MONTHS ENDED        %         SIX MONTHS ENDED     SIX MONTHS ENDED
                        JUNE 30,         INCREASE         JUNE 30,             JUNE 30,           PERCENTAGE
                     1998       1997    (DECREASE)      1998       1997      1998       1997        CHANGE
-----------------------------------------------------------------------------------------------------------------
  Software          $5,406     $3,140       72%        $4,916     $2,640      91%        84%          7%
  Maintenance        5,532      5,107        8%         2,040      1,975      37%        39%         (2%)
  Services and
   other             2,118      3,290      (36%)          139        260       7%         8%         (1%)
-----------------------------------------------------------------------------------------------------------------
  Subtotal core     13,056     11,537       13%         7,095      4,875      54%        42%         12%
  Hardware           1,756      3,682      (52%)          315      1,027      18%        28%        (10%)
-----------------------------------------------------------------------------------------------------------------
TOTAL REVENUES     $14,812    $15,219       (3%)       $7,410     $5,902      50%        39%         11%
=================================================================================================================

Software revenues increased 37% from $2.1 million for the three months June 30, 1997 to $2.9 million for the three months ended June 30, 1998 and increased 72% from $3.1 million for the six months ended June 30, 1997 to $5.4 million for the six months ended June 30, 1998. The increase in software revenues is primarily attributable to the increase in sales of the Company's information management modules to existing customers.

The Company's maintenance revenues are derived from quarterly, annual, and multi-year support agreements with its customers. Maintenance revenues increased by 10% from $2.6 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. Maintenance revenues increased 8% from $5.1 million for the six months ended June 30, 1997 to $5.5 million for the six months ended June 30, 1998. The increase for both periods was primarily a result of increased new information management application modules installed during 1997 and the first half of 1998.

Services and other revenues decreased by 46% from $2.0 million for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998 and decreased 36% from $3.3 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. For the six months ended June 30, 1998, the Company continued to experience some customer requests to delay installations of products as these customers focused on meeting Year 2000 preparation and testing requirements. Such delays are expected to decrease as the Company's customers satisfy their regulator-mandated requirement to test all critical systems before year end. The revenue decline was also attributable to a decrease in training and installation activities due to lower new system sales volumes during the previous twelve months. Additionally, service revenues declined due to the transfer of the Company's direct service bureau operations in the third quarter of 1997 to Premier Systems, Incorporated, ("PSI"), the Company's largest service bureau VAR, for which the Company recorded a gain of $0.6 million in the third quarter of 1997.

In the fourth quarter of 1997, the Company entered into a relationship with Ex-Cel Solutions, Incorporated ("ESI") to configure, sell, distribute, and provide service for the Company's HP and IBM hardware products and operating systems. This decision was made to allow the Company to focus on its core businesses of software, services, and maintenance. Accordingly, hardware revenues decreased from $2.1 million for the three months ended June 30, 1997 to $0.8 million for the three months ended June 30, 1998. Hardware revenues decreased from $3.7 million for the six months ended June 30, 1997 to $1.8 million for the six months ended June 30, 1998. The Company expects direct hardware revenues in 1998 to continue to decline due to its newly formed relationship with ESI. This revenue decline, however, is expected to be partially offset by service fees from ESI's sale of hardware to the Company's customers.

GROSS MARGIN

Gross margin as a percentage of total revenue increased nine percentage points from 42% for the three months ended June 30, 1997 to 51% for the three months ended June 30, 1998 and increased 11 percentage points from 39% for the six months ended June 30, 1997 to 50% for the six months ended June 30, 1998 primarily due to increased sales of software and the Company's transition of lower margin hardware sales to ESI. Software gross margin as a percentage of software revenue increased three percentage points from 88% for the three months ended June 30, 1997 to 91% for the three months ended June 30, 1998 due to a lower proportion of sales of software purchased and licensed from third parties. Software gross margin increased seven percentage points from 84% for the six months ended June 30, 1997 to 91% for the six months ended June 30, 1998 due also to mix issues.

Gross margin percentage from maintenance revenues decreased by six percentage points from 41% for the three months ended June 30, 1997 to 35% for the three months ended June 30, 1998. Gross margin percentage from maintenance decreased slightly from 39% for the six month period ended June 30, 1997 to 37% for the six month period ended June 30, 1998. The decrease was primarily due to investments to improve customer service and higher fees for third party maintenance costs. Gross margin percentage from services and other revenues remained constant at seven percent.

Hardware gross margin as a percentage of hardware revenues decreased five percentage points to 26% for the three months ended June 30, 1998 from 31% for the three months ended June 30, 1997. As previously discussed, the Company has entered into a relationship with ESI to sell and configure hardware in order to focus on the Company's core businesses. The Company expects direct hardware revenue in 1998 to continue to decline, and does not expect to have any appreciable sales or margin from hardware by the end of 1998. This revenue decline, however, is expected to be partially offset by service fees received from ESI's sale of hardware to the Company's customers.

OPERATING EXPENSES

Product development expenses increased from $1.1 million for the three months ended June 30, 1997 to $1.2 million for the three months ended June 30, 1998. The increase in total dollar spending was primarily the result of additional costs for new information management module development. Product development as a percent of total revenues increased from 13% for the three months ended June 30, 1997 to 16% for the three months ended June 30, 1998 and remained constant at 16% of total revenues for the six month period ended June 30, 1997 and 1998, respectively.

Selling, general and administrative expenses decreased from $3.3 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998. This decrease is primarily attributable to severance related expenses incurred in the second quarter of 1997. Selling, general and administrative expenses decreased from $7.1 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998 primarily attributable to reductions in staffing levels at the end of the first quarter in 1997 and other general cost reductions.

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

On February 25, 1998, the United States Supreme Court affirmed a ruling by a United States District Court providing that federal credit unions may not extend membership benefits to individuals who are not part of the credit union's original charter group. This ruling imposes limits on new customers that a federal credit union may attract. As a result, some federal credit unions have expressed a reluctance to pursue extensive capital purchases until the impact of the ruling is further assessed. While federal credit unions represent approximately 60% of all credit unions, less than half of these credit unions are affected by this ruling. The interpretation of this ruling could have a material adverse effect upon the Company's business, financial conditions, and results of operations. Since this Supreme Court ruling, there has been significant congressional legislative activity. On August 7, 1998, President Clinton signed into law the Credit Union Membership Access Act ("CUMAA"). The CUMAA allows multiple Select Employee Groups ("SEG's") to have membership in the same credit union. While CUMAA is effective immediately, certain provisions of CUMAA require the enactment of rules and regulations prior to implementation. The Company is currently assessing the impact that CUMAA may have on its operations and continues to monitor all legislative activity that may affect its operations.

YEAR 2000 DISCLOSURE

Many software computer programs in the industry rely on an internal date format using two-digit data programs to perform computation and decision-making functions that may cause computer systems generally to malfunction with respect to dates beginning with the Year 2000. The Company's products uses an internal date format that has never relied on two-digit data programs and which was upgraded and made available to the Company's customers in August 1994. The Company believes that date entry will not be a material issue either with the Company's core ULTRAFIS transaction processing engine or the Company's own information management applications.

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

The Company has evaluated Year 2000 compliance issues with third party hardware and software products and support providers and has also evaluated its own major internal systems. The Company has determined that some of the third party products it has previously marketed are not Year 2000 compliant. The Company is working with such third party product providers to identify alternatives that may lead to third party product compliance. In addition, the Company has communicated the status of these compliance issues to its customers and is working on making alternatives available to its customers as appropriate. Because the Company's customers depend on some of the products from these third party providers, both the Company and its customers may be adversely impacted depending upon the ability of such third party providers to comply with Year 2000 requirements. The Company is currently not aware of any significant Year 2000 issues with its major internal systems and will continue to evaluate these systems for Year 2000 compliance.

The Company expects no material impact to its financial position as a result of any pending Year 2000 issues related to its products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes current cash, cash equivalents and short-term investments and expected cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the foreseeable future.

The Company has a factoring agreement and a capital equipment facility. The factoring agreement provides for a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1999. As of June 30, 1998, the Company has not utilized the factoring agreement. As of June 30, 1998 the outstanding balance on the capital equipment facility was $433,000. The capital equipment facility bears interest at prime plus 0.25%. No further draws are available and the Company established cash collateral for the capital equipment facility balance. The Company is paying off this balance and reducing the cash collateral in monthly installments of $17,000. Borrowings under the factoring agreement and capital equipment facility are secured by all tangible and intangible assets of the Company.

Capital expenditures of $0.4 million during the first six months of 1998 were primarily for computer and miscellaneous equipment.

Net cash provided by operations was $0.6 million for the six months ended June 30, 1998, including a $253,000 net income for the six months ended June 30, 1998. For the six months ended June 30, 1997, net cash provided by operations was $0.2 million. Unbilled revenues increased $1.2 million from $2.3 million to $3.6 million. This increase can be attributed to the large number of information management module orders signed late in the second quarter that have yet to be installed. Inventories increased $1.4 million from June 1997 to June 1998 due primarily to the purchase of third party software licenses. The increase of $1.3 million in long-term obligations is also related to the purchase of these software licenses.

Effective in the second quarter of 1998, the Company entered into a non-cancelable license agreement to purchase new license technology which the Company plans to incorporate into their suite of information management modules. Payments under this agreement are due through December 2001, with a net present value of $1,300,000. This amount will be amortized over the expected life of 4 years, at the greater of straight line or the percentage of units sold to date to total expected unit sales. In addition, the Company entered into a non-cancelable maintenance agreement with an annual expense of $204,000 in 1998 and $326,000 each year thereafter through 2004 related to these purchased licenses.

                          PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 8, 1998 at which two proposals were submitted to a vote of the Company's security holders through the solicitation of proxies.

Proposal 1:   The nominees for election for the Board of Directors and the number of votes cast for, against, or withheld were as follows:

NOMINEE                            FOR             AGAINST          WITHHELD
-------                            ---             -------          --------
Nigel P. Gallop                 5,087,444            0               14,976
John F. Carlson                 5,087,627            0               14,793
M.M. Stuckey                    5,088,120            0               14,300
Robert J. Majteles              5,086,951            0               15,469
Lawrence M. Howell              5,088,120            0               14,300

Proposal 2:   The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for the ratification of the selection of Deloitee & Touche LLP as independent auditors for the Company for the current fiscal

Item 6.       Exhibits and Report on Form 8-K

FOR                 AGAINST            WITHHELD         NON-VOTES
---                 -------            --------         ---------
5,101,168            1,252                 0                0

(a) Exhibits

Exhibit
Number    Exhibit Title
-------   -------------
10.33 Employment Agreement dated as of March 6, 1998 between the Company and Ronald Bissinger.

27.01 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

(b) Reports filed on Form 8-K during the quarter ended June 30, 1998.

On April 8, 1998, the Registrant filed a Current Report on Form 8-K reporting the Company's dismissal of its prior certifying accountants, KPMG Peat Marwick LLP, and the engagement of Deloitte & Touche LLP as its principal auditors. No financial statements were filed with this Current Report on Form 8-K.

On April 16, 1998, the Registrant filed a Current Report on Form 8-K/A attaching as an exhibit a letter from KPMG Peat Marwick LLP regarding its concurrence with the statements made by the Registrant in the Current Report on Form 8-K filed on April 8, 1998 concerning the dismissal of KPMG Peat Marwick LLP. No financial statements were filed with this Current Report on Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ULTRADATA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ULTRADATA CORPORATION


Date    August 14, 1998              By  /s/ Robert J. Majteles
      -------------------                -------------------------
                                         Robert J. Majteles
                                         President and Chief Executive Officer

                                     By  /s/ Ronald H. Bissinger
                                         -------------------------
                                         Ronald H. Bissinger
                                         Chief Financial Officer