Form 10-Q
period 1998-09-30
ULTRADATA CORP
filed 1998-11-16
CIK 1005406

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


   X       Quarterly Report Pursuant to Section 13 or 15(d) of the
  --- Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

  ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
           from       to      .
                -----    -----

                        Commission File Number:  0-27468

                             ULTRADATA CORPORATION

             (Exact name of Registrant as specified in its charter)

               Delaware                                        94-2746681
   (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

      5000 Franklin Drive, Pleasanton, CA                      94588-3031
   (Address of principal executive offices)                    (Zip Code)


                                  925/463-8356
              (Registrant's telephone number, including area code)

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


As of November 1, 1998, Registrant had outstanding 7,724,737 shares of Common Stock, $.001 par value.


================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART 1      FINANCIAL INFORMATION

            ITEM 1 - Condensed Financial Statements

            Condensed Balance Sheets as of September 30, 1998 and
               December 31, 1997                                                                    3

            Condensed Statements of Operations for the Three and Nine Months
               Ended September 30, 1998 and 1997                                                    4

            Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 1998 and 1997                                                    5

            Notes to Condensed Financial Statements                                                 6

            ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        9

PART II     OTHER INFORMATION

            ITEM 6 - Exhibits and Report on Form 8-K                                                15

SIGNATURES                                                                                          16

                                                       ULTRADATA CORPORATION
                                                     CONDENSED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                        SEPTEMBER 30,              DECEMBER 31,
                                    ASSETS                                                  1998                       1997
------------------------------------------------------------------------------      -------------------      ---------------------
                                                                                        (Unaudited)
Current assets:
     Cash and equivalents                                                                  $ 1,236                    $   486
     Short-term investments                                                                    ---                        303
     Restricted cash                                                                           393                        536
     Trade accounts receivable, net                                                          3,254                      4,057
     Unbilled revenues                                                                       4,187                      2,330
     Inventories                                                                             2,249                        815
     Prepaid expenses and other current assets                                                 501                        456
     Income taxes receivable                                                                    28                         53
                                                                                    -------------------      ---------------------
          Total current assets                                                              11,848                      9,036
Property and equipment, net                                                                  3,693                      4,533
                                                                                    -------------------      ---------------------

                    Total assets                                                           $15,541                    $13,569
                                                                                    ===================      =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
     Bank borrowings and current portion of long-term obligations                          $ 1,515                    $   663
     Accounts payable                                                                        2,323                      2,284
     Accrued expenses                                                                        1,614                      1,239
     Deferred revenue and customer advances                                                  1,425                      1,852
                                                                                    -------------------      ---------------------
          Total current liabilities                                                          6,877                      6,038
Deferred revenue and customer advances                                                         767                      1,113
Long-term obligations, excluding current portion                                               764                        120
                                                                                    -------------------      ---------------------
          Total liabilities                                                                  8,408                      7,271
                                                                                    -------------------      ---------------------

Stockholders' equity:
     Preferred stock; par value $.001;  2,000,000 shares authorized; none
        outstanding                                                                            ---                        ---
     Common stock; par value $.001; 23,000,000 shares authorized; 7,724,737 and 7,607,133 shares issued and outstanding in 1998 and 1997,
        respectively                                                                             8                          8
     Additional paid in capital                                                             15,406                     15,202
     Accumulated deficit                                                                    (8,281)                    (8,912)
                                                                                    -------------------      ---------------------
     Total stockholders' equity                                                              7,133                      6,298
                                                                                    -------------------      ---------------------
                    Total liabilities and stockholders' equity                             $15,541                    $13,569
                                                                                    ===================      =====================

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                      Condensed Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                        1998                1997              1998             1997
                                                   ---------------     --------------    --------------    -------------
Revenues:
     Software                                               $3,104             $2,076           $ 8,510          $ 5,216
     Maintenance                                             2,796              2,540             8,328            7,647
     Services and other                                      1,667              1,378             3,785            4,668
                                                   ---------------     --------------    --------------    -------------
          Subtotal                                           7,567              5,994            20,623           17,531
     Hardware                                                1,014                743             2,770            4,425
                                                   ---------------     --------------    --------------    -------------
          Total revenues                                     8,581              6,737            23,393           21,956
                                                   ---------------     --------------    --------------    -------------
Cost of revenues:
     Software                                                  883                362             1,373              862
     Maintenance                                             1,669              1,497             5,161            4,629
     Services and other                                      1,116              1,300             3,095            4,330
     Hardware                                                  775                506             2,216            3,161
                                                   ---------------     --------------    --------------    -------------
          Total cost of revenues                             4,443              3,665            11,845           12,982
                                                   ---------------     --------------    --------------    -------------
          Gross margin                                       4,138              3,072            11,548            8,974
                                                   ---------------     --------------    --------------    -------------

Operating expenses:
     Product development                                     1,211              1,104             3,613            3,601
     Selling, general and administrative                     2,549              2,285             7,308            9,358
     Gain on sale of service bureau
        contracts                                              ---               (558)              ---             (558)
                                                   ---------------     --------------    --------------    -------------
                                                             3,760              2,831            10,921           12,401
                                                   ---------------     --------------    --------------    -------------
          Operating income (loss)                              378                241               627           (3,427)
Interest income (expense), net                                 (56)                19              (106)              18
Other income                                                    56                ---               110              254
                                                   ---------------     --------------    --------------    -------------
          Net income (loss)                                 $  378             $  260           $   631          $(3,155)
                                                   ===============     ==============    ==============    =============

Earnings (loss) per share information:
--------------------------------------
     Basic net income (loss) per share                       $0.05              $0.03             $0.08           $(0.42)
     Diluted net income (loss) per share                      0.05               0.03              0.08            (0.42)
     Shares used to compute basic net
        income (loss) per share                              7,709              7,607             7,674            7,570
     Shares used to compute diluted net income
         (loss) per share                                    8,033              7,673             7,934            7,570

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                      Condensed Statements of Cash Flows
                                 In thousands
                                  (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                 --------------------------------------------
                                                                         1998                     1997
                                                                 -------------------      -------------------
Cash flows from operating activities:
  Net income (loss)                                                          $   631                  $(3,155)

  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                            1,291                      958
      Equity in earnings of unconsolidated subsidiary                            ---                      (16)
      Gain on sale of joint venture                                              ---                     (238)
      Loss on disposition of property and equipment                              ---                       17

    Changes in operating assets and liabilities:
          Trade accounts receivable, net                                         803                    3,270
          Unbilled revenues                                                   (1,857)                     964
          Inventories                                                         (1,434)                     369
          Prepaid expenses and other assets                                      (45)                     404
          Income taxes receivable                                                 25                      953
          Accounts payable                                                        39                   (1,626)
          Accrued expenses                                                       375                     (809)
          Deferred revenue and customer advances                                (773)                    (957)
          Long-term obligations                                                1,716                      ---
                                                                 -------------------      -------------------
      Net cash provided by operating activities                                  771                      134
                                                                 -------------------      -------------------

Cash flows from investing activities:
   Capital expenditures                                                         (451)                  (2,130)
   Proceeds from disposition of service bureau assets                            ---                      192
   Proceeds on sale of joint venture                                             ---                      500
   Sale of short-term investments                                                303                    1,018
                                                                 -------------------      -------------------
      Net cash used for investing activities                                    (148)                    (420)
                                                                 -------------------      -------------------

Cash flows from financing activities:
  Bank borrowings                                                                ---                      500
  Repayment of debt                                                             (220)                    (323)
  Restricted cash                                                                143                     (596)
  Net proceeds from issuance of common stock                                     204                      262
                                                                 -------------------      -------------------
      Net cash provided by (used for) financing activities                       127                     (157)
                                                                 -------------------      -------------------

Net increase (decrease) in cash and equivalents                                  750                     (443)
Cash and equivalents at beginning of period                                      486                    1,583
                                                                 -------------------      -------------------
Cash and equivalents at end of period                                        $ 1,236                  $ 1,140
                                                                 ===================      ===================

                See accompanying notes to financial statements.

                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                          September 30, 1998 and 1997


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements, therefore, certain information and footnote disclosures normally contained in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying unaudited financial statements of the Company reflect all adjustments, consisting solely of adjustments of a normal recurring nature which are, in the opinion of management, necessary to fairly present the financial position as of September 30, 1998 and the results of operations and cash flows for the interim periods presented. The results for the interim periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2 "Software Revenue Recognition," ("SOP 97-2") and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") which were issued October 27, 1997 and March 31, 1998, respectively, and supersede SOP 91-1. These SOPs address revenue recognition from a conceptual level and do not specifically address implementation guidance. These SOPs did not have a material impact on the Company's results for the nine month period ended September 30, 1998. The Company believes, based on its reading and interpretation of these SOPs, that these statements may result in a deferral of future revenue recognition, but the Company feels that any impact of this statement will be reduced by its anticipated changes to its business practices. These SOPs are complex issues that must be integrated into the Company's current and future business practices. The final implementation of this statement may differ from the Company's current interpretation with respect to the impact on future earnings.

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

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                         -----------------------------------------------------------------------------
                                              1998               1997                 1998                  1997
Weighted average outstanding shares              7,709               7,607                 7,674                 7,570
Common stock equivalents                           324                  66                   260                   ---
                                         -------------------------------------------------------     -----------------
Shares used to compute diluted net income
  (loss) per share                               8,033               7,673                 7,934                 7,570
                                         =============    ================    ==================     =================
Antidilutive options excluded                    1,663               1,715                 1,724                 1,781
                                         =============    ================    ==================     =================

5.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, the Company had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive income (loss) applicable to common stockholders equals net income (loss) applicable to common stockholders for all periods presented.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

6.  LONG-TERM OBLIGATIONS

Effective in the second quarter of 1998, the Company entered into a non-cancelable license agreement to purchase new license technology which the Company plans to incorporate into their suite of information management modules. Payments under this agreement are due through December 2001, with a net present value of $1,300,000 at September 30, 1998. This amount will be amortized over the expected life of four years, at the greater of straight line or the percentage of units sold to date to total expected unit sales. In addition, the Company entered into a non-cancelable maintenance agreement with an annual expense of $204,000 in 1998 and $326,000 each year thereafter through 2004 related to these purchased licenses.

The net present value of the license payments, discounted at 12.5%, have been recorded as a long-term obligation. The remaining principal payments of $1,341,000 are due as follows: $121,000 in 1998, $595,000 in 1999, $323,000 in
2000, and $302,000 in 2001.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's revenues and gross margin and gross margin as a percentage of revenues for the three month periods ended September 30, 1998 and 1997:

                            REVENUES                      GROSS MARGIN         GROSS MARGIN
                         (IN THOUSANDS)                  (IN THOUSANDS)             %
                       THREE MONTHS ENDED      %       THREE MONTHS ENDED   THREE MONTHS ENDED
                         SEPTEMBER 30,      INCREASE      SEPTEMBER 30,        SEPTEMBER 30,       PERCENTAGE
                         1998      1997    (DECREASE)    1998      1997      1998       1997         CHANGE
-------------------------------------------------------------------------------------------------------------
  Software              $3,104    $2,076         50%    $2,221    $1,714        72%        83%         (11%)
  Maintenance            2,796     2,540         10%     1,127     1,043        40%        41%          (1%)
  Services and other     1,667     1,378         21%       551        78        33%         6%          27%
-------------------------------------------------------------------------------------------------------------
     Subtotal core       7,567     5,994         26%     3,899     2,835        52%        47%           5%
  Hardware               1,014       743         36%       239       237        24%        32%          (8%)
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUES          $8,581    $6,737         27%    $4,138    $3,072        48%        46%           2%
=============================================================================================================

The following table sets forth the Company's revenues and gross margin and gross margin as a percentage of revenues for the nine month periods ended September 30, 1998 and 1997:

                          REVENUES                      GROSS MARGIN         GROSS MARGIN
                       (IN THOUSANDS)                  (IN THOUSANDS)             %
                      NINE MONTHS ENDED       %       NINE MONTHS ENDED    NINE MONTHS ENDED
                        SEPTEMBER 30,     INCREASE      SEPTEMBER 30,        SEPTEMBER 30,      PERCENTAGE
                       1998      1997    (DECREASE)     1998     1997       1998       1997       CHANGE
-----------------------------------------------------------------------------------------------------------
  Software            $ 8,510   $ 5,216         63%    $ 7,137   $4,354        84%       83%           1%
  Maintenance           8,328     7,647          9%      3,167    3,018        38%       39%          (1%)
  Services and other    3,785     4,668        (19%)       690      338        18%        7%          11%
-----------------------------------------------------------------------------------------------------------
     Subtotal core     20,623    17,531         18%     10,994    7,710        53%       44%           9%
  Hardware              2,770     4,425        (37%)       554    1,264        20%       29%          (9%)
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES        $23,393   $21,956          7%    $11,548   $8,974        49%       41%           8%
===========================================================================================================

REVENUES
--------

The Company's revenues are comprised of software, customer maintenance, services and other revenues and hardware revenues. Revenues from the Company's core business, which excludes hardware, increased 26% from $6.0 million for the three months ended September 30, 1997 to $7.6 million for the three months ended September 30, 1998. Revenues from the Company's core business increased 18% from $17.5 million to $20.6 million for the nine month period ended September 30, 1997 and 1998, respectively. Total revenues (including the direct sale of hardware from which the Company is transitioning to focus on its core business) for the three months ended September 30, 1998 increased 27% over the same period in the prior year from $6.7 million to $8.6 million, respectively, and increased 7% from $22.0 million for the nine months ended September 30, 1997 to $23.4 million for the nine months ended September 30, 1998.

Software revenues increased 50% from $2.1 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998, and increased 63% from $5.2 million for the nine months ended September 30, 1997 to $8.5 million for the nine months ended September 30, 1998. The increase in software revenues is primarily attributable to the increase in sales of the Company's information management modules to existing customers as well as sales to new accounts.

The Company's maintenance revenues are derived from quarterly, annual, and multi-year support agreements with its customers. Maintenance revenues increased by 10% from $2.5 million for the three months ended September 30, 1997 to $2.8 million for the three months ended September 30, 1998. Maintenance revenues increased 9% from $7.6 million for the nine months ended September 30, 1997 to $8.3 million for the nine months ended September 30, 1998. The increase for both periods was primarily a result of increased new information management application modules installed during 1997 and the first nine months of 1998.

Services and other revenues increased by 21% from $1.4 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998, and decreased 19% from $4.7 million for the nine months ended September 30, 1997 to $3.8 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, the Company continued to experience some customer requests to delay installations of products as these customers focused on meeting Year 2000 preparation and testing requirements.
For the three month period ended September 30, 1998, the level of these delays decreased as many of the Company's customers have satisfied their regulator-mandated requirement to test all critical systems before year end. The revenue decline for the nine month period ended September 30, 1998 was also attributable to a decrease in training and installation activities due to lower new system sales volumes during the first six months of 1998. Additionally, service revenues declined due to the transfer of the Company's direct service bureau operations in the third quarter of 1997 to Premier Systems, Incorporated ("PSI"), the Company's largest service bureau VAR, for which the Company recorded a gain of $0.6 million in the third quarter of 1997.

In the fourth quarter of 1997, the Company entered into a relationship with Ex-Cel Solutions, Incorporated ("ESI") to configure, sell, distribute, and provide service for the Company's HP and IBM hardware products and operating systems. This decision was made to allow the Company to focus on its core businesses of software, services, and maintenance. Accordingly, hardware revenues decreased from $4.4 million for the nine months ended September 30, 1997 to $2.8 million for the nine months ended September 30, 1998. The Company expects direct hardware revenues in 1998 to continue to decline due to its newly formed relationship with ESI. This revenue decline, however, is expected to be partially offset by service fees from ESI's sale of hardware to the Company's customers. For the three month ended September 30, 1998, hardware revenues increased to $1.0 million from $0.7 million for the three month period ended September 30, 1997. This is primarily attributable to hardware sold during the first six months of 1998 but not shipped until the third quarter ended September 30, 1998.

GROSS MARGIN
------------

Gross margin as a percentage of total revenue increased two percentage points from 46% for the three months ended September 30, 1997 to 48% for the three months ended September 30, 1998 and increased eight percentage points from 41% for the nine months ended September 30, 1997 to 49% for the nine months ended September 30, 1998 primarily due to increased sales of software and the Company's transition of lower margin hardware sales to ESI.

Software gross margin as a percentage of software revenue decreased 11 percentage points from 83% for the three months ended September 30, 1997 to 72% for the three months ended September 30, 1998. This decline is attributable to the release to customers in the third quarter of 1998 of products with significant third party components. These third party components have lower margins than the Company's internally developed software. While these products are expected to continue to be a significant part of the Company's offerings, the Company anticipates that software gross margin in future periods will normalize at a level somewhere between the results released in the second quarter ending June 30, 1998 and the third quarter ending September 30, 1998. Software gross margin increased one percentage point from 83% for the nine months ended September 30, 1997 to 84% for the nine months ended September 30, 1998. The Company's software margins will continue to fluctuate depending on the mix of sales of the Company's internally developed software versus software purchased or licensed from a third party.

Gross margin percentage from maintenance revenues decreased by one percentage point from 41% for the three months ended September 30, 1997 to 40% for the three months ended September 30, 1998. Gross margin percentage from maintenance decreased by one percentage point from 39% for the nine month period ended September 30, 1997 to 38% for the nine month period ended September 30, 1998. These slight decreases were primarily due to investments to improve customer service and higher fees for third party maintenance costs.

Gross margin percentage from services and other revenues increased 27 percentage points from 6% for the three months ended September 30, 1997 to 33% for the three months ended September 30, 1998. Services and other revenues increased 11 percentage points from 7% for the nine months ended September 30, 1997 to 18% for the nine months ended September 30, 1998. These increases are primarily attributable to increased productivity in the service delivery area, price increases made for certain services, and service fees received from ESI's sale of hardware to the Company's customers.

Hardware gross margin as a percentage of hardware revenues decreased eight percentage points to 24% for the three month period ended September 30, 1998 from 32% for the three month period ended September 30, 1997. For the nine month period ended September 30, 1998, hardware margins decreased nine percentage points compared to the same period in 1997. These declines are attributable to higher discounts for hardware as well as sales of an increased proportion of lower margin third-party hardware. As previously discussed, the Company has entered into a relationship under which ESI will sell and configure hardware in order to allow the Company to focus on its core businesses. The Company expects direct hardware revenue in 1998 to continue to decline, and does not expect to have any appreciable sales or margin from hardware by the end of 1998. This revenue decline, however, is expected to be partially offset by service fees received from ESI's sale of hardware to the Company's customers.

OPERATING EXPENSES
------------------

Product development expenses increased from $1.1 million for the three months ended September 30, 1997 to $1.2 million for the three months ended September 30, 1998. The increase in total dollar spending was primarily the result of
additional costs for new information management module development.   Product
development as a percent of total revenues decreased from 16% for the three months ended September 30, 1997 to 14% for the three months ended September 30, 1998 and decreased slightly from 16% to 15% of total revenues for the nine month period ended September 30, 1997 and 1998, respectively.

Selling, general and administrative expenses increased from $2.3 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998. This increase is primarily attributable to increases in administrative expenses. Selling, general and administrative expenses decreased from $9.4 million for the nine months ended September 30, 1997 to $7.3 million for the nine months ended September 30, 1998. This decrease is primarily attributable to reductions in staffing levels at the end of the first quarter in 1997.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

MARKET CONDITIONS
-----------------

The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its ability to enhance its existing products and introduce new products that meet market demands on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results.

INSTALLATION ISSUES
-------------------

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

CUSTOMER ACCEPTANCE
-------------------

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

LEGISLATIVE ACTIVITY
--------------------

On February 25, 1998, the United States Supreme Court affirmed a ruling by a United States District Court providing that federal credit unions may not extend membership benefits to individuals who are not part of the credit union's original charter group. This ruling imposes limits on new customers that a federal credit union may attract. As a result, some federal credit unions have expressed a reluctance to pursue extensive capital purchases until the impact of the ruling is further assessed. While federal credit unions represent approximately 60% of all credit unions, less than half of these credit unions are affected by this ruling. The interpretation of this ruling could have a material adverse effect upon the Company's business, financial conditions, and results of operations. Since this Supreme Court ruling, there has been significant congressional legislative activity. On August 7, 1998, President Clinton signed into law the Credit Union Membership Access Act ("CUMAA"). The CUMAA allows multiple Select Employee Groups to have membership in the same credit union. While the CUMAA is effective immediately, certain provisions of the CUMAA require the enactment of rules and regulations prior to implementation. The Company is currently assessing the impact that the CUMAA may have on its operations and continues to monitor all legislative activity that may affect its operations.

YEAR 2000
---------

Many software computer programs in the industry rely on internal date formats using two-digit data programs to perform computation and decision-making functions that may cause computer systems generally to malfunction with respect to dates beginning with the Year 2000. The Company's products use an internal date format that has never relied on two-digit data programs and which was upgraded and made available to the Company's customers in August, 1994. The Company believes that date entry will not be a material issue either with Company's information management software products or the Company's own information management applications.

The costs for Year 2000 compliance have been immaterial. The Company estimates that such costs the Company has incurred through September 30, 1998 have been substantially less than $100,000. Such costs have primarily resulted from the Company's investment of staff time understanding Year 2000 compliance issues as well as understanding obligations of the Company's customers to undergo extensive Year 2000 compliance testing of their critical systems.

The Company has conducted its own Year 2000 compliance testing of its currently marketed products and has found no significant Year 2000 related issues.

In addition, on April 15, 1998, the Information Technology Association of America ("ITAA") announced that the Company had achieved Year 2000 certification. ITAA is a trade association dealing with Year 2000 software compliance in the information technology industry. ITAA * 2000 is the ITAA's century date change certification program. The ITAA * 2000 Certification Program provides information technology companies with the opportunity to have a neutral and objective third-party evaluation of their Year 2000 processes and methods.

The Company has not evaluated its customers' Year 2000 compliance status. The Company's customers are, however, required by the National Credit Union Association ("NCUA") to test their critical systems for Year 2000 compliance prior to December 31, 1998. Due to this extensive testing process, the Company's products have been undergoing Year 2000 compliance testing since June, 1998 at many customer sites. To date, no significant issues have been reported.

The Company has evaluated Year 2000 compliance issues with the third party products the Company currently markets. While the Company has identified no significant Year 2000 related issues with such products, the Company is in the process of obtaining written verification of Year 2000 compliance from the vendors of such products.

The Company has considered obtaining Year 2000 compliance insurance as well as developing various contingency plans. Given that both internal and customer testing has indicated the Company's current products are Year 2000 compliant, the Company has concluded that neither Year 2000 compliance insurance nor contingency plans are necessary. For these same reasons, the Company has also concluded that any future Year 2000 compliance costs, if any, will not be material.

The Company is currently not aware of any significant Year 2000 issues with its major internal systems.

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

The Company has a factoring agreement and a capital equipment facility. The factoring agreement provides for a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1999. As of September 30, 1998, the Company has not utilized the factoring agreement. As of September 30, 1998, the outstanding balance on the capital equipment facility was $393,000. The capital equipment facility bears interest at prime plus 0.25%. No further draws are available and the Company established cash collateral for the capital equipment facility balance. The Company is paying off this balance and reducing the cash collateral in monthly installments of $17,000. Borrowings under the factoring agreement and capital equipment facility are secured by all tangible and intangible assets of the Company.

Capital expenditures of $0.5 million during the first nine months of 1998 were primarily for computer and miscellaneous equipment.

Net cash provided by operations was $0.8 million for the nine months ended September 30, 1998, including a $631,000 net income for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, net cash provided by operations was $0.1 million. Unbilled revenues increased $1.9 million from $2.3 million to $4.2 million. This increase can be attributed to the large number of information management module orders signed late in the third quarter that have yet to be installed. Inventories increased $1.4 million from September 1997 to September 1998 due primarily to the purchase of third party software licenses as discussed below. The increase of $1.7 million in long-term obligations is also related to the purchase of these software licenses.

Effective in the second quarter of 1998, the Company entered into a non-cancelable license agreement to purchase new license technology which the Company plans to incorporate into their suite of information management modules. Payments under this agreement are due through December 2001, with a net present value of $1,300,000. This amount will be amortized over the expected life of four years, at the greater of straight line or the percentage of units sold to date to total expected unit sales. In addition, the Company entered into a non-cancelable maintenance agreement with an annual expense of $204,000 in 1998 and $326,000 each year thereafter through 2004 related to these purchased licenses.

                          PART II - OTHER INFORMATION


ITEM 6 - Exhibits and report on form 8-K


(a)            Exhibits

EXHIBIT NUMBER    EXHIBIT TITLE
27.01             Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

(b)  Reports filed on Form 8-K during the quarter ended September 30, 1998.
NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ULTRADATA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date      November 16, 1998             By /s/ Robert J. Majteles
      -------------------------         ---------------------------
                                           Robert J. Majteles
                                           President and Chief Executive Officer

                                        By /s/ Ronald H. Bissinger
                                        ---------------------------
                                           Ronald H. Bissinger
                                           Chief Financial Officer