Form 10-K
period 1998-12-31
ULTRADATA CORP
filed 1999-03-31
CIK 1005406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    |X|    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1998

    |_|    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _____ to _____

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999, was approximately $17,519600 (based on the last reported sale price of $5.00 per share on March 5, 1999 on the Nasdaq National Market.)

As of March 5, 1999, Registrant had outstanding 7,746,132 shares of Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Location in Form 10-K                            Incorporated Document
      Part III Specifically identified portions of the Registrant's proxy statement to be filed in connection with the Registrant's Annual Meeting to be held on May 7, 1999.

                              ULTRADATA CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART 1

            ITEM 1 - Business                                               3

            ITEM 2 - Properties                                             7

            ITEM 3 - Legal Proceedings                                      7

            ITEM 4 - Submission of Matters to a Vote of
            Security Holders                                                7

            ITEM 4A - Executive Officers of Registrant                      8

PART II
            ITEM 5 - Market for Registrant's Common Equity
            and Related Stockholder Matters                                 9

            ITEM 6 - Selected Financial Data                                10

            ITEM 7 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   10

            ITEM 7A - Quantitative and Qualitative Disclosures
            About Market Risks                                              17

            ITEM 8 - Financial Statements and Supplementary Data            17

            ITEM 9 - Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                          17

PART III
            ITEM 10 - Directors and Executive Officers of the Registrant    18

            ITEM 11 - Executive Compensation                                18

            ITEM 12 - Security Ownership of Certain Beneficial Owners and
            Management                                                      18

            ITEM 13 - Certain Relationships and Related Transactions        18

PART IV
            ITEM 14 - Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                     18

SIGNATURES                                                                  21

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

Item 1. Business.

ULTRADATA Corporation (the "Company") provides information management software and solutions for relationship-oriented financial institutions. Currently these solutions allow the Company's customers to, among other things, engage in cross-selling, relationship pricing, data mining, and workflow control as well as provide financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products today are primarily targeted at large and mid-sized credit unions for use as an in-house installation and to value-added resellers ("VARs") for distribution to small-sized credit unions that operate in service bureau environments. Combining the in-house installations with services provided by the Company's VARs, the approximately 430 credit unions using the Company's software represents over 5.7 million members and $30.0 billion in assets.

A credit union is a member-owned, not-for-profit financial institution. Credit unions compete by providing customer relationship management. Although historically targeting credit unions, the Company envisions potentially expanding into markets containing other relationship-oriented financial institutions.

Products and Services

In addition to the ULTRAFIS(R) transaction processing engine, the Company offers a family of information management modules consisting of a number of applications that can be purchased together or separately to enhance the services and information management, professional services and software maintenance. In 1998 the Company substantially phased out direct sales of hardware. The Company has also established VAR relationships with service organizations to provide service bureaus environments for customers that wish to utilize the ULTRAFIS system and related information management modules without the accompanying information systems infrastructure.

The Company's information management modules include the Financial Service Platform ("FSP") - Front Office(TM) module which provides a relationship management environment for tellers, member services and call center operations; the FSP - ALPS(TM) Automated Loan Processing System, which automates the processing, cross-selling and evaluation of consumer loan applications; the FSP
- Collections(TM) module which manages the handling and collection of delinquent loan accounts; the Ultra-Access(R) NT-based suite of remote banking products which give financial institutions and their members efficient, reliable and secure remote banking capabilities via personal computers using Internet, Intranet or private dial-up access and self-service kiosks, and the Ultra-Voice(TM) NT-based voice response system for member inquiries, loan applications and transaction processing.

ULTRAFIS provides a number of optional interfaces to third-party applications, including interfaces for mortgage loan processing, student loan processing, asset/liability management, investment portfolio accounting, marketing analysis systems and document management. Automated Teller Machine ("ATM") processing is supported for off-line and online processing. The Ultra-Link(TM) product provides an online and optional terminal driving system for ATM, debit card and Point of Sale (POS) processing and supports a wide array of ATM transactions, including savings and checking deposits and withdrawals, transfers between savings and checking accounts, loan payment and balance inquiry, and statement printing, as determined by the credit union. The Ultra-Sales(TM) product provides sales automation and relationship management capabilities allowing credit unions to retrieve pertinent information and complete sales cycles, and the OnBase(R) Electronic Document Management System facilitates archival, retrieval and workflow of documents.

Prior to 1997, the Company sold third-party products supported by the ULTRAFIS system, including RISC/UNIX based workstations from major suppliers such as Hewlett Packard ("HP") and IBM and resold associated peripheral equipment such as printers, tape drives and networking devices. In the fall of 1997, the Company established a relationship with Ex-Cel Solutions, Inc. ("ESI") under which the Company has transferred these hardware sales to ESI. ESI configures, sells, distributes and provides service for the Company's customers' hardware needs so that the Company can concentrate its efforts on the core business of software, maintenance and services. The Company also re-licenses software products used with the system, such as the UNIX operating system, the UniData(R) relational database from Ardent Software, Inc. ("Ardent"), Uniplex office automation products from Uniplex(TM) Software, Inc. and a variety of networking software.

Pricing

The price for a complete suite of software products, including the Company's core ULTRAFIS system, information management modules, and installation and training services ranges from $250,000 to $2,000,000, depending primarily on the customer size and requested modules. As of December 31, 1998, all hardware sales have been transferred to ESI.

Pricing for information management modules, such as the FSP - Front Office, FSP
- ALPS, FSP - Collections and Ultra-Access modules, typically range from $10,000 to $125,000.

The Company also charges a recurring software maintenance fee for software support and periodic software updates. Currently, all of the customers subscribe to the maintenance services, for which they pay a fee equal to a percentage of the purchase price for the selected software. The Company also charges for related training, implementation and professional services.

Technology

The Company's technology strategy is to employ the latest open computing standards. This approach allows the Company and its customers to take advantage of performance improvements and cost reductions in software, operating systems, databases and hardware.

The core ULTRAFIS software was originally released in 1981 and was significantly reengineered in 1990 to operate on the industry-standard open architecture UNIX operating system, enabling it to run on a wide range of platforms, including HP and IBM. Because UNIX provides for scalability, adaptability to growth, and is expandable and open to a variety of hardware, software and networking products, the Company believes that products based on the UNIX operating system provide a competitive advantage in the development of systems for financial services providers. The Company also plans to release its core ULTRAFIS software on the NT platform in 1999.

The ULTRAFIS system utilizes the UniData relational database management system and data warehouse from Ardent. The data warehouse allows for enhanced customer information management through the use of data cubes. The database is designed for high-volume, online transaction processing. This nested, three-dimensional database uses the industry-standard SQL (Structured Query Language) to interface with the leading third-party management and reporting packages. This model allows for significant improvements in system performance and in data storage compared to a relational system. This database allows the ULTRAFIS system to take advantage of leading-edge technology such as multi-processor hardware, distributed processing using TCP/IP and other standard networking protocols and client/server technology, as well as providing a seamless interface to popular personal computer ("PC") software products, such as the Microsoft Corporation ("Microsoft") suite of products and other advanced information tools. Under the Company's agreement with Ardent, Ardent has granted the Company a nonexclusive license to distribute and sublicense certain of Ardent's database products in North America.

For its client/server products, the Company uses Microsoft(R) Windows and Windows 2000 (NT) operating systems, which provide easy-to-use graphical user interfaces and enable the user to take advantage of the wide variety of PC applications that operate with these operating systems. The Company is developing its products to take advantage of new products and standards produced by Microsoft such as Windows 2000 (NT), Visual Basic and Visual Voice. FSP is an architecture developed by the Company for delivery of its client/server information management modules. This environment provides a consistent look-and-feel to the products, a standard for design and navigation, and a shortened development cycle for delivery of new products and features within the architecture.

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

The principal focus of the Company's development activities is the enhancement of existing product offerings and development of new information management applications such as data mining and customer relationship management. The Company's success will depend in part upon the development and sale of such products to the Company's current customers and future customers outside of the Company's traditional credit union base, including such potential customers as banks, investment firms, brokerages, savings and loan associations, and other financial services providers.

Customers

The Company's current installed base includes approximately 430 credit unions using the ULTRAFIS software either in an in-house or a service bureau environment. The Company's credit union market strategy is to target in-house systems to credit unions with over 10,000 members and to provide the Company's software to smaller credit unions through VARs. The Company's installed base currently serves approximately 5.7 million members, or 8%, of the approximately 71 million total credit union members in the United States. No customer represented 10% or more of the Company's revenues.

Customer Service

Customer service and support are key elements of the Company's business. The services and support products offered to its customers include product installation and training, conversion programming services, custom programming, consulting, disaster recovery planning and training services, and telephone customer support.

Professional Services

The Company offers a variety of product and technical professional services as well as application training to its customers, including on-site customer training and continuing education either at the customer site or at the Company's offices. For financial institutions, the installation of a new data processing or customer information management system is a complex and time-critical undertaking. Typically, a new system must be installed and made fully operational with data converted from the prior system over a single weekend and without any period of parallel operation with the system it replaces. After selecting the Company as the solution provider, the installation process typically requires a minimum of four months of preparation and planning to successfully install and convert from the customer's legacy system. Once installed, the Company offers additional professional services to assist with product utilization, training and future applicability of additional information management modules.

The Company offers an optional service that allows customers to continue to operate their ULTRAFIS systems in the event of a catastrophic system failure at their own site through the Company's Disaster Recovery Center in Carrollton, Texas.

Support

The Company offers standard, extended and emergency telephone customer support to assist customers in resolving problems. Under the Company's standard maintenance agreements, support is provided from 3:00 a.m. to 11:00 p.m. Pacific Standard Time, Monday through Friday, and from 9:00 a.m. to 5:00 p.m. Pacific Standard Time on Saturday. The Company offers 24-hour and emergency customer support for an additional extra hourly charge.

Sales and Marketing

The Company sells its products and services in the United States primarily through a direct sales force of sales representatives located in the Company's main offices in Pleasanton, California, and in sales offices in Michigan, Texas and Utah. Additionally, the sales force is supported by a technical team of system consultants. While the sales cycle varies substantially from customer to customer, the sale to a new customer typically extends from three to twelve months while information management module sales cycles can be considerably shorter.

The Company also has been successful in marketing its products through VARs. The Company anticipates that it will further develop and rely in part upon distribution relationships to market its products. There can be no assurance that the Company will be successful in establishing such relationships or that any entities with which such relationships are established will be successful in marketing or selling the Company's products.

Competition

The market for information processing services to the credit union industry is highly competitive and somewhat fragmented. The Company competes primarily with independent computer service firms and internal data processing departments of potential customers. The Company's products are generally priced at the higher end of the market because the Company believes that its products generally provide more functionality, versatility and higher levels of integration than its competitors' products.

The Company believes that the principal competitive factors in its target markets are product functionality, flexibility, ease-of-use, quality, performance, customer service and support, company reputation, price and use of new industry standard technologies. Although the Company believes that it competes effectively with respect to each of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, some of which have greater financial, marketing and other resources than the Company.

The Company's principal competitors are different across the credit union market, as the size and complexity of financial institutions have different functionality or pricing requirements. The Company's principal competitors include various entities owned by FISERV, Inc., XP Systems, Users Inc., Symitar Systems, Inc., and EDS Credit Union Services.

Proprietary Rights and Licenses

The Company seeks to protect its software, documentation and other proprietary information under trade secret, copyright and trademark laws, which afford only limited protection. The Company has no patents. ULTRADATA, Ultra-Access, ULTRAFIS, and the ULTRADATA logo are registered U.S. trademarks of the Company. FSP - Front Office, FSP - ALPS, FSP - Collections, Ultra-Link, Ultra-Sales and Ultra-Voice are trademarks of the Company.

There are currently no pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties. A successful claim against the Company or the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

The Company is not directly subject to federal or state regulations applicable to credit unions and other financial institutions. As a provider of products to these entities, however, the Company must take into account such regulations in order to provide products that help its customers comply with such regulations. The credit unions that utilize the Company's products are regulated by the National Credit Union Association ("NCUA"), a federal government agency, and various state regulatory authorities. The use by financial institutions of the Company's products is subject to a number of laws and regulations promulgated by the NCUA and the Federal Reserve Board. The implementation of the Company's products by its customers is reviewed from time to time by government regulators in connection with compliance audits of the customers' operations and the Company also monitors regulatory changes on its own and implements changes to the Company's products as appropriate. Failure to reflect the terms of such regulations in a timely or accurate manner could subject the Company to liabilities that could have a material adverse effect on its business, financial condition and results of operations. Furthermore, changes to these regulations and standards or the adoption of new regulations or standards that affect the Company's products could affect the performance of such products and have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

The Company had approximately 175 employees as of December 31, 1998, a decrease of 4% over the prior year. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are good.

Item 2. Properties.

The Company's headquarters in Pleasanton, California consists of two facilities under lease through January 1, 2007. The Company has consolidated its headquarters operations into the larger of the two facilities, which has approximately 60,000 square feet of office space, and has entered into a separate sub-leasing arrangement for its smaller facility through July 2002. The Company believes that the larger facility will meet its growth needs for the foreseeable future.

The Company also has an office in Carrollton, Texas which houses the corporate and customer disaster recovery center. The facility is under lease until December 2001.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A. Executive Officers of Registrant

The executive officers of the Company are as follows:

   Name                              Age      Title                                             Officer Since
   ----                              ---      -----                                             -------------
   Nigel P. Gallop...............     53      Chairman of the Board                                  1981
   Robert J. Majteles............     34      President and Chief Executive Officer                  1996
   Ronald H. Bissinger...........     48      Vice President, Chief Financial Officer and            1998
                                              Secretary
   David J. Robbins..............     40      Vice President, Products and Services                  1995
   Cindy L. Cooper...............     41      Vice President, Product Development and Support        1997
   James R. Berthelsen...........     45      Vice President, Sales and Marketing                    1997

Nigel P. Gallop - Mr. Gallop, a co-founder of the Company, has been a director of the Company since its incorporation in May 1981 and has served as its Chairman since October 1989. Mr. Gallop served as President of the Company from October 1989 to October 1996, and served as Chief Executive Officer of the Company from October 1989 to April 1997.

Robert J. Majteles - Mr. Majteles is a director of the Company, has served as President and Chief Executive Officer since April 1997 and served as President and Chief Operating Officer from October 1996 to April 1997. From January 1992 to June 1996, Mr. Majteles served in various executive positions at CAMAX Systems, Inc., a computer software firm, including President and Chief Executive Officer from June 1994 to June 1996. Mr. Majteles holds a Bachelor of Arts from Columbia College and a Juris Doctor from Stanford University.

Ronald H. Bissinger - Mr. Bissinger has served as Vice President, Chief Financial Officer and Secretary since March 1998. From June 1996 to July 1997, Mr. Bissinger served as Chief Financial Officer at the Alta Group. From September 1990 to March 1996, Mr. Bissinger served as Chief Financial Officer and other senior financial and operating positions at MSI/Biosym, CrystalGraphics, SCO, General Electric and Exxon. Mr. Bissinger holds a Master of Business Adminstration from the University of Denver, a Master of Science in Engineering from the University of California, Berkeley, and a Bachelor of Science in Engineering from Clarkson University.

David J. Robbins - Mr. Robbins has served as Vice President, Products and Services since November 1995. From January 1992 to November 1995, Mr. Robbins served as Director, Product Development and Support at Automated Data Processing, Inc. From March 1986 to January 1992, he served as branch manager of Progressive Corporation. Mr. Robbins holds a Bachelor of Arts from Westminister College.

Cindy L. Cooper - Ms. Cooper has served as Vice President, Product Development since February 1997. Ms. Cooper served as the Company's Product Definition Specialist from July 1987 to August 1992, as Manager, Product Development from August 1992 to January 1997, and as Director, Product Development from January 1997 to February 1997.

James R. Berthelsen - Mr. Berthelsen has served as Vice President, Sales and Marketing since November 1998, and Vice President, Marketing since October 1997. Mr. Berthelsen served as the Company's Director, Corporate Communications from February 1997 to October 1997 and had previously held positions in Strategic Accounts and Sales since joining the Company in 1991. Mr. Berthelsen holds a Bachelor of Science from the University of Nebraska.

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

           -------------------------------------------------------
                                              HIGH           LOW
           -------------------------------------------------------
           Fiscal 1996
             First Quarter                  $10.13         $ 7.38
             Second Quarter                  11.38           6.25
             Third Quarter                    8.75           5.75
             Fourth Quarter                   6.00           2.75
           Fiscal 1997
             First Quarter                    5.25           3.63
             Second Quarter                   4.00           2.13
             Third Quarter                    4.38           2.00
             Fourth Quarter                   5.50           2.88
           Fiscal 1998
             First Quarter                    5.25           2.63
             Second Quarter                   7.50           4.50
             Third Quarter                    6.00           3.50
             Fourth Quarter                   5.63           3.75

The Company has not declared or paid any cash dividends on its Common Stock in the past three years. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

As of March 5, 1999, there were approximately 26 stockholders of record of the Company's Common Stock.

Item 6. Selected Financial Data

                                                     For the Years Ended December 31,
                                    ----------------------------------------------------------------
                                          1998         1997        1996         1995         1994
                                          ----         ----        ----         ----         ----
                                             (Amounts in thousands, except per share data)
Statement of Operations Data
Revenues
  Software                               $11,063       $7,062       $9,452      $10,396       $6,431
  Services                                16,501       16,548       16,741       12,446       12,194
                                    ----------------------------------------------------------------
        Subtotal                          27,564       23,610       26,193       22,842       18,625
  Hardware                                 3,197        5,493       14,251        8,292        7,066
                                    ----------------------------------------------------------------
Total revenues                            30,761       29,103       40,444       31,134       25,691
                                    ----------------------------------------------------------------
Gross margin                              15,049       12,184       14,409       15,865       12,473
Operating income (loss)                    1,321       (3,830)      (7,289)         574        1,028
Net income (loss)                          1,219       (3,460)      (6,960)         334          610
Basic net income (loss) per share          $0.16       $(0.46)      $(0.97)       $0.06        $0.11
Diluted net income (loss) per share        $0.15       $(0.46)      $(0.97)       $0.05        $0.11

                                                             December 31,
                                    ----------------------------------------------------------------
                                          1998         1997        1996         1995         1994
                                          ----         ----        ----         ----         ----
Balance Sheet Data
Cash and cash equivalents                 $2,418         $486       $3,003       $1,124         $881
Total assets                              14,889       13,569       20,521       15,135        9,186
Long term liabilities                      1,314        1,233        1,636        1,585          427
Stockholders' equity                       7,830        6,298        9,496        1,518        1,664
Other Data
Cash dividends per share of
  common stock (1)                           ---          ---          ---        $0.07          ---

(1) In June 1993, the Company purchased certain software technology from a company that was wholly owned by three stockholders of the Company. The Company paid $300,000 in 1993 and paid a final $80,000 in 1995 relating to a contingent payment. As this technology had no historical cost basis, this transaction was accounted for as a stockholder distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause results to differ materially from historical results or those anticipated. In this report the words "expects", "anticipates", "believes" and similar expressions identify forward-looking statements, which speak only as of the date hereof.

Overview

The Company provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to, among other things, engage in cross-selling, relationship pricing, data mining, and workflow control as well as provide financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products today are primarily targeted at large and mid-sized credit unions that want to operate their system in-house. For smaller credit unions, the Company works through VARs to provide the Company's products. Combining the in-house installations with services provided by the Company's VARs, the approximately 430 credit unions using the Company's software represent over 5.7 million members and $30.0 billion in assets.

The Company derives its revenues primarily from software license fees, professional service fees including training and installation, custom services, disaster recovery and software maintenance fees. A significant portion of the Company's revenues are derived from substantial contracts with organizations that have long decision-making cycles, typically from three to twelve months. Each new customer system generally consists of the Company's ULTRAFIS product and selected information management modules and selected professional services.

In the fourth quarter of 1997, the Company established a relationship with Ex-Cel Solutions Inc. ("ESI") to configure, sell, distribute, and provide service for the HP and IBM hardware products and operating systems used in conjunction with the Company's software products. Further, ESI will also build, integrate, deliver, and support the Company's Ultra-Access suite of remote banking products including Ultra-Access Browser Banking, self-serve kiosks, voice response systems and firewalls. This relationship was formed to allow the Company to focus on its core capabilities of providing software and related services to the Company's customers.

In the second quarter of 1997, the Company entered into a Distributor Agreement with Applied Communications, Inc. ("ACI") (formerly USSI, Inc.), a division of Transaction Systems Architects, Inc. ("TSAI"), to develop and license the Company's Ultra-Link online and optional terminal driving system. The Ultra-Link system is used for ATM and debit card processing that supports a wide array of ATM transactions, including savings and checking deposits and withdrawals, transfers between savings and checking accounts, loan payment and balance inquiry, and statement printing, as determined by the credit union. This agreement grants the Company exclusive distribution rights of the Ultra-Link system in the credit union marketplace and extends through 2004. Payments under this agreement are due through December 2001. In addition, the Company entered into a non-cancelable maintenance agreement with an annual expense of $204,000 in 1998 and $326,000 each year thereafter through 2004 related to the purchased licenses. Any failure of the Company to successfully sell and implement this product in its customer base could have a material adverse effect on the Company's business, financial condition and results of operations.

In the third quarter of 1997, the Company transferred its direct service bureau operations to Premier Systems, Incorporated ("PSI"), the Company's largest service bureau VAR. The sale resulted in a gain of $558,000 in the third quarter of 1997 and provides for an additional annual amount totaling $350,000 to be paid to the Company in four quarterly installments commencing December 31, 1998, contingent upon renewal of service bureau contracts transferred to PSI. As of December 31, 1998, the Company had received $162,000 from PSI for such payments. The Company expects that it will only provide service bureau services through VARs in the future.

Results of Operations

Comparison of Years Ended December 31, 1998 and 1997

Revenues

The Company's revenues are comprised of software license fees, services (including maintenance) and other revenues and hardware revenues. Total revenues were $30.8 million in fiscal 1998, compared to $29.1 million in 1997. Revenues in the Company's core business, excluding hardware sales, were $27.6 million in 1998 compared to $23.6 million in 1997.

Software revenues increased 57% or $4.0 million to $11.1 million in 1998, compared to $7.1 million in 1997. The increase in software sales is primarily attributable to an increase in add-on module sales. Four new system sales were made in 1997 and 1998; however, an additional four new systems were signed in 1998 for which revenue was deferred into 1999.

The Company's services revenue in 1998 was comparable to 1997. Maintenance service revenues are derived from quarterly, annual, and multi-year support agreements with its customers. Maintenance revenue increased $0.7 million due to the growth of system and module installations. Other services revenues include training and installations, custom development, service bureau operation fees and disaster recovery contracts. Other service revenues decreased by $0.6 million primarily due to the sale of the Company's service bureau business to PSI in the third quarter of 1997.

Hardware revenues decreased 42% in 1998 to $3.2 million, from $5.5 million in 1997 due to the transfer of hardware sales to ESI. In the fall of 1997, the Company began to transfer hardware sales to ESI so that the Company could concentrate its efforts on the core business of software, maintenance and services. Currently, the Company receives a portion of ESI's hardware revenues as a referral fee. The Company expects that any future hardware sales made directly by the Company will be immaterial.

Gross Margins

Gross margin as a percentage of total revenues increased to 49% in 1998 from 42% in 1997. The primary cause of the increase was a result of a greater portion of software sales which have a higher gross margin than hardware or services.

Software gross margin in 1998 and 1997 was 82% and 85%, respectively. Services gross margin increased from 29% in 1997 to 34% in 1998 primarily as a result of hardware referral fees included in 1998 revenue as well as improved staff utilization.

Hardware gross margin decreased during 1998 to 11% compared to 25% in 1997. Hardware margins fluctuate depending on the mix of items sold. With the Company's alliance with ESI, there were fewer new system hardware sales, resulting in a higher proportion of lower-end add-on hardware sales.

Operating Expenses

Product development expenses increased slightly to $4.7 million in 1998 from $4.6 million in 1997. The increase in 1998 was due to increased third-party development costs partially offset by a decrease in overall fixed staff expenses. Product development expenses as a percent of total revenue were 15% and 16% in 1998 and 1997, respectively.

Selling, general and administrative expenses decreased to $9.2 million in 1998 from $12.0 million in 1997. The decrease was attributable to continued emphasis on general cost reductions.

Interest Income and Interest Expense

Interest income in 1998 and 1997 was $40,000 and $120,000, respectively. Interest expense was $179,000 in 1998 of which $125,000 was due to interest related to the advance purchase of third party licenses pursuant to the Company's agreement with ACI.

Other Income

Other income in 1998 was $59,000 and was comprised of a taxes payable reversal offset by losses from disposal of fixed assets. Other income in 1997 was $352,000 and was primarily a gain from the sale of its 50% interest in a VAR service bureau, unrelated to the Company's gain on the transfer of service bureau contracts from its internal service bureau.

Income Tax Expense

The Company recorded provisions for income taxes of $22,000 for 1998 none for 1997. The difference between the "expected" income tax expense and the actual expense for 1998 is primarily attributable to net loss carryforwards. No tax expense was recorded for 1997 due to the net loss incurred for that year.

Comparison of Years Ended December 31, 1997 and 1996

Revenues

Total revenues decreased $11.3 million to $29.1 million in 1997, from $40.4 million in 1996. Revenues in the Company's core business, excluding hardware sales, decreased $2.6 million to $23.6 million in 1997, from $26.2 million in 1996.

Software revenues were $7.1 million in 1997, compared to $9.5 million in 1996. This decline was associated with the high volume of sales in 1996 and the emphasis the Company placed on its new client/server applications for which demand outpaced the Company's ability to perform and which resulted in lower system sales. The decline was partially offset by re-licensing fees on the Company's software.

The Company's service revenue in 1997 was comparable to 1996 with an increase in maintenance revenue of $2.0 million offset by a decline in other service revenue of $2.1 million. The increase in maintenance revenue is primarily a result of growth in new ULTRAFIS system customer installations and the volume of new information management application modules introduced and installed in 1996 and 1997. The decline in other service revenue was primarily attributable to the decline in new system sales and the sale of the Company's service bureau business to PSI in the third quarter of 1997.

Hardware revenues decreased 61% in 1997 to $5.5 million, compared to $14.3 million in 1996. The hardware revenue decrease was primarily attributable to the decrease in new systems sales compared to 1996. In addition, in the fourth quarter of 1997, the Company began to transfer its hardware sales to ESI to enable the Company to focus on its core business.

Gross Margins

Gross margin as a percentage of total revenues increased to 42% in 1997, from 36% in 1996. The primary cause of the increase was a result of a greater portion of software sales which have a higher gross margin than hardware or services. Installations and training for new system conversions, a large component of the services and other segments, operated at a loss for 1996 due to cost overruns on committed contracts and associated travel expenses.

Software gross margin as a percentage of software revenue increased in 1997 to 85% from 77% in 1996. Software margins fluctuate based on the mix of sales of the Company's software and third-party software, which is sold at lower margins. The increase in margins in 1997 was due to a reduction in software sales that include a third-party software component.

Hardware gross margin as a percentage of hardware revenues decreased slightly during 1997 to 25% compared to 28% in 1996.

Operating Expenses

Product development expenses decreased to $4.6 million in 1997 from $6.2 million in 1996. Product development expenses as a percent of total revenue increased to 16% in 1997 compared to 15% in 1996. The decrease in total dollar spending in 1997 compared to 1996 was primarily the result of a reallocation of resources to focus the Company on client-server product lines, product standardization and customer support, the reduction of the number of consultants used in product development, and a reduction in other product development overhead expenses.

Selling, general and administrative expenses decreased to $12.0 million in 1997 from $15.5 million in 1996. The decrease in 1997 from 1996 was primarily attributable to significant cost reductions in overhead expenses in 1997, including consolidating its headquarters from two facilities to one in the first quarter of 1997 as well as other general cost reductions. Additionally, the Company made significant reductions in staffing levels to support lower new account sales volumes in 1997.

Interest Income and Interest Expense

Interest income in 1997 and 1996 was $120,000 and $365,000, respectively. Interest expense was $102,000 in 1997 compared to interest expense of $36,000 in 1996. Higher earnings in 1996 resulted from the investment of the funds generated by the Company's initial public offering.

Other Income

Other income in 1997 was $352,000 and was primarily a gain from the sale of the Company's direct service bureau operations.

Income Tax Expense

The Company recorded no provisions for income taxes in 1997 or 1996 due to losses incurred during those years.

Certain Factors Affecting Future Operating Results

The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its ability to enhance its existing products and introduce new products on a timely basis.

Significant Fluctuations in Operating Results. The Company's quarterly and annual revenues and operating results have varied significantly in the past, and may do so in the future. Operating results may fluctuate due to factors such as the demand for the Company's products, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the levels of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the credit union and financial services markets and economic conditions generally or in various industry segments. In addition, a significant portion of the Company's business has been derived from substantial contracts with large organizations with long decision-making cycles, and the timing of such orders has caused material fluctuations in the Company's operating results. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues do not occur or are delayed, the Company's operating results would be disproportionately affected. The Company expects quarterly and annual fluctuations to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Installation. Installation of the Company's ULTRAFIS system is a complex process that must typically be done without any disruption of the customer's service. Failure by the Company to successfully install an ULTRAFIS system could result in significant loss of revenue in a particular quarter and fluctuation in the Company's results of operations. Although the Company schedules the installations of its products several months in advance, its ability to achieve its revenue plans, both in the near term and in the long term, depends on the Company's continued ability to sign new customer contracts and to complete such contracts on schedule. Failure to close new customer contracts as a result of lost sales or deferrals of customer decisions could have a material adverse impact on the future operating results. There can be no assurance that sales or installations will continue to occur at historical rates or in accordance with the Company's expectations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

Technological Change and Obsolescence; Risks Associated with Development and Introduction of New Products. The Company has previously experienced delays in the development and introduction of new products and product enhancements, including certain of its client/server products. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. In addition, software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of, or delay in, market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth. The Company must manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results. In connection with the audit of the Company's 1996 financial statements, the Company's independent accountants identified certain "reportable conditions" relating to material weaknesses in the Company's internal controls. With respect to the Company's process for new product releases, the Company's independent accountants noted material weaknesses in its field testing procedures and customer communication, resulting in installation delays and aging of receivables and unbilled revenues and the shipment of products in advance of the Company's capacity to install on a timely basis resulting in a significant increase in unbilled revenues. Material weaknesses were also identified in the Company's procedures for timely analyzing customer balances, estimating the overall cost of training and installation obligations and the cost to complete at any particular time. These material weaknesses were exacerbated by inefficiencies in the Company's accounting system. As a result of these material weaknesses in the Company's accounting system, the auditors expressed significant concerns about the Company's ability to report timely, accurate financial information in the future. The Company believes it has addressed all of these issues and corrected, in all material respects, weaknesses noted.

Dependence on ULTRAFIS. A substantial portion of the Company's revenues historically have been related to the Company's ULTRAFIS system. The Company's success will depend in large part on its ability to sell, install, maintain and enhance the ULTRAFIS system and information management modules and to develop, on a timely and cost-effective basis utilizing new technologies, information management modules that meet evolving customer needs.

Dependence on Ex-Cel Solutions. In the fourth quarter of 1997, the Company established a relationship ESI to configure, sell, distribute, and provide service for the HP and IBM hardware products and operating systems used in conjunction with the Company's software products. Additionally, ESI will also build, integrate, deliver, and support the Company's Ultra-Access suite of remote banking products including Ultra-Access Browser Banking, self-serve kiosks, voice response systems and firewalls. As a result of this strategic alliance, any deterioration of the Company's relationship with ESI could have a material adverse effect of the Company's business and results of operations.

Possible Adverse Impact of Recent Accounting Pronouncements. Statement of Position (SOP) 97-2 "Software Revenue Recognition," which was issued October 27, 1997, supersedes SOP 91-1 and became effective for the Company in 1998.

Competition. The market for the Company's products is highly competitive. Any failure by the Company to anticipate or to respond adequately to new and changing market conditions, enhance the ULTRAFIS system and client server products, develop application modules, compete with new product offerings by third parties, complete new standalone product offerings, respond to emerging industry standards, adapt to changing technologies, maintain sales of the Company's products, or continue to sign and complete new customer contracts would have a material adverse effect on the Company's results of operations.

Year 2000 Compliance. Many software computer programs in the industry rely on an internal date format using two-digit data programs to perform computation and decision-making functions that may cause computer systems generally to malfunction with respect to dates beginning with the Year 2000. The Company's products use an internal date format that has never relied on two-digit data programs. The Company believes that date entry will not be a material issue either with the Company's information management software products or the Company's own information management applications.

The costs for Year 2000 compliance have been immaterial. The Company estimates that costs the Company has incurred through December 31, 1998 have been substantially less than $100,000. Such costs have primarily resulted from the Company's investment of staff time understanding Year 2000 compliance issues as well as understanding obligations of the Company's customers to undergo extensive Year 2000 compliance testing of their critical systems.

The Company has conducted its own Year 2000 compliance testing of its currently marketed products, including third-party products, and has found no significant Year 2000 related issues.

In addition, on April 15, 1998, the Information Technology Association of America ("ITAA") announced that the Company had achieved Year 2000 certification. ITAA is a trade association dealing with Year 2000 software compliance in the information technology industry. ITAA *2000 is the ITAA's century date change certification program. The ITAA*2000 Certification Program provides information technology companies with the opportunity to have a neutral, objective third-party evaluation of their Year 2000 processes and methods.

The Company has not evaluated its customers' Year 2000 compliance status. The Company's customers are, however, required by the National Credit Union Association ("NCUA") to test their critical systems for Year 2000 compliance prior to December 31, 1998. Due to this extensive testing process, the Company's products have been undergoing Year 2000 compliance testing since June 1998 at many customer sites. To date, no significant issues have been reported.

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

The Company has assessed all of its major internal systems, which include the Company's finance, sales and payroll systems for Year 2000 compliance. The Company has received written confirmation from its vendor that its finance system is Year 2000 compliant; the sales and payroll systems will be upgraded to a Year 2000 compliant system during the second quarter of 1999. The Company plans to continue to evaluate its key suppliers but expects that any Year 2000 issues of key supplier and other vendors will not have a material impact on its business, financial condition and results of operations.

Although the Company believes that its Year 2000 plans will be successful, there can be no assurance that there will be no unforeseen problems which could have a material adverse effect on the Company.

Liquidity and Capital Resources

The Company's management believes current cash and cash equivalents and expected cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the foreseeable future.

The Company has a factoring agreement and a capital equipment facility. The factoring agreement provides for a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The factoring agreement renews, unless terminated by the Company or the bank, in April 1999. As of December 31, 1998, the Company has not utilized the factoring agreement. As of December 31, 1998, the outstanding balance on the capital equipment facility was $321,000. The capital equipment facility bears interest at prime plus 0.25%. No further draws are available and the Company established cash collateral for the capital equipment facility balance. Borrowings under the factoring agreement and capital equipment facility are secured by all tangible and intangible assets of the Company. In January 1999, the Company paid off the balance of the capital equipment facility in full and retired the factoring agreement and capital equipment facility.

The Company's operating activities provided $1.8 million in 1998, and used $0.4 and $11.9 million in 1997 and 1996, respectively. The cash provided by operating activities during 1998 was primarily the result of the net income of $1.2 million adjusted for depreciation of $1.5 million, and decreases in accounts payable and deferred revenue of $0.7 and $0.8 million, respectively, offset by decreases in inventories and other assets. The cash used in 1997 by operating activities was primarily a result of the net loss as adjusted by decreases in accounts payable, deferred revenue and accrued expenses offset by decreases in accounts receivable and income tax receivable. The net cash used in 1996 by operating activities was primarily a result of the net loss as adjusted by increases in accounts payable offset by depreciation.

Net cash used by investing activities was $0.1, $0.8 and $1.7 million in 1998, 1997 and 1996, respectively. Cash used to purchase capital equipment of $0.4 million in 1998 was primarily for computer equipment partially offset by the sale of short term investments. Cash used to purchase capital equipment in 1997 primarily consisted of furniture and fixtures for the Company's new headquarters facility and purchased software of $3.0 million offset by the sale of short term investments of $1.1 million. Cash used for investing activities in 1996 primarily consisted of capital expenditures of $1.7 million and purchases of short term investments of $4.3 million offset by sales of short term investments $2.9 million and the repayment of stockholder notes receivable of $1.5 million.

Net cash provided by financing activities for 1998, 1997 and 1996 was $0.2, $0.1 and $14.1 million, respectively. Cash provided by financing activities is due to the sale of common stock with the proceeds from the Company's initial public offering being the primary source of cash in 1996.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has fixed rate long-term debt of approximately $0.6 million as of December 31, 1998 and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 is incorporated by reference herein from Part IV, Item 14(a)(1) and (2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information about directors that is required by this Item is incorporated by reference to the Company's Proxy Statement for its May 1999 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A on page 8.

Item 11. Executive Compensation

This information is incorporated by reference to the Company's Proxy Statement for its May 1999 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to the Company's Proxy Statement for its May 1999 Annual Meeting.

Item 13. Certain Relationships and Related Transactions

This information is incorporated by reference to the Company's Proxy Statement for its May 1999 Annual Meeting.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

The following financial statements and schedules are filed as part of this report.

(a)(1) Financial Statements.

The following financial statements of ULTRADATA Corporation are filed as part of this Report:

                          Index to Financial Statements
                                                                            Page
                                                                            ----

Independent Auditors' Report - Deloitte & Touche LLP                         F-2
Independent Auditor's Report - KPMG LLP                                      F-3
Balance Sheets as of December 31, 1998 and 1997                              F-4
Statements of Operations for the years ended December 31, 1998,
  1997 and 1996                                                              F-5
Statements of Stockholders' Equity for the years ended December 31,
  1998, 1997 and 1996                                                        F-6
Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996                                                              F-7
Notes to Financial Statements                                                F-8

(a)(2) Financial Statement Schedule.

The following financial statement schedule of ULTRADATA Corporation is filed as part of this Report and should be read in conjunction with the financial statements of ULTRADATA Corporation.

(a)(3) and (c) Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number        Exhibit Title
------        -------------

2.01 Form of Agreement and Plan of Merger by and between the Company and ULTRADATA Corporation, a California corporation.(1)
3.01          Certificate of Incorporation.(1)
3.02          Bylaws.(1)
4.01          Form of Specimen Certificate for the Company's Common Stock.(1)
10.01         1994 Equity Incentive Plan and related documents.(1)
10.02         1995 Directors Stock Option Plan and related documents.(1)
10.03         1995 Employee Stock Purchase Plan and related documents.(1)
10.04 Form of Indemnity Agreement entered into by the Company with each of its directors and executive officers. (1)
10.05 Value Added Reseller Agreement dated as of September 3, 1992 between the Company and UniData, Inc. and related documents.(1)*
10.06 Form of International Exclusive Distributor Agreement dated as of July 31, 1995 between the Company and ULTRADATA Australia.(1)
10.07 Memorandum of Assignment and Termination of Agreement among the Company and its founders dated as of January 1, 1993.(1)
10.08 Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents.[prior facility](2)
10.09 Standard industrial/commercial single-tenant lease dated as of June 22, 1996 between the Company and UNUM Life Insurance Company of America and related documents.[current facility](2)
10.10 Corporate Loan Agreement (Unsecured) between the Company and Silicon Valley Bank dated as of September 23, 1996.(3)
10.11 Corporate Resolution To Borrow between the Company and Silicon Valley Bank dated as of September 23, 1996.(3)
10.12 Libor Supplement To Agreement between the Company and Silicon Valley Bank dated as of September 23, 1996.(3)
10.13 Loan Agreements between the Company and Silicon Valley Bank dated as of September 28, 1996.(3)
10.14 Employment Agreement dated as of October 17, 1996 between the Company and Robert Majteles.(4)
10.15 Nonqualified Stock Option Agreement between the Company and Robert Majteles and related documents.(4)
10.16 Distributor Agreement dated June 30, 1997 between the Company and USSI, Inc. and related documents.(5)*
10.17 Employment Agreement dated November 6, 1998 between the Company and Cindy L. Cooper and related documents.(8)
10.18 Employment Agreement dated November 6, 1998 between the Company and David J. Robbins and related documents.(8)
10.19 Employment Agreement dated November 6, 1998 between the Company and James R. Berthelsen and related documents.(8)
10.20 Employment Agreement dated November 6, 1998 between the Company and Ronald H. Bissinger and related documents.(8)
10.21 Severance Agreement dated April 30, 1997 between the Company and Nigel P. Gallop and related documents.(5)
10.22 Sublease and Consent to Sublease dated June 22, 1997 between the Company and 24 Hour Fitness and related documents.(5)

10.23 Purchase Agreement dated September 30, 1997 between Company and Premier Systems, Incorporated, and schedules thereto.(6)*
10.24 Letter of Understanding dated February 26, 1998 between the Company and Ex-Cel Solutions, Inc.(7)*
21.01         Subsidiaries of the Company.(8)
23.01         Consent of Deloitte & Touche LLP. (8)
23.02         Consent of KPMG LLP.(8)
24.01         Power of Attorney (see page 20 of this Form 10-K).
27.01 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

(1) Incorporated by reference to the Company's Form S-1 Registration Statement declared effective February 14, 1996 (File No. 33-80807).

(2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1996.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1996.

(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.

(8)   Filed herewith.

* Confidential treatment was received with respect to certain portions of these exhibits. Such portions have been filed separately with the Securities and Exchange Commission.

(b) There have been no reports filed on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1999.

                            ULTRADATA Corporation

                            /s/ Robert J. Majteles
                            By: Robert J. Majteles
                                ------------------------------------------------
                                President, Chief Executive Officer, and Director


                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert J. Majteles and Ronald H. Bissinger, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                        Date
----                                      -----                        ----

Principal Executive Officer:


/s/ Robert J. Majteles             President, Chief Executive     March 31, 1999
-------------------------------    Officer and Director
Robert J. Majteles


Principal Financial and
Principal Accounting Officer:


/s/ Ronald H. Bissinger            Chief Financial Officer        March 31, 1999
-------------------------------    and Secretary
Ronald H. Bissinger


Additional Directors:


/s/ Nigel P. Gallop                Director                       March 31, 1999
-------------------------------
Nigel P. Gallop

/s/ John F. Carlson                Director                       March 31, 1999
-------------------------------
John F. Carlson

/s/ Lawrence M. Howell             Director                       March 31, 1999
-------------------------------
Lawrence M. Howell

/s/ M. M. Stuckey                  Director                       March 31, 1999
-------------------------------
M. M. Stuckey

                              ULTRADATA Corporation
         Index to Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----

Independent Auditors' Report - Deloitte & Touche LLP                        F-2
Independent Auditors' Report - KPMG LLP                                     F-3
Balance Sheets as of December 31, 1998 and 1997                             F-4
Statements of Operations for the years ended December 31, 1998,
  1997 and 1996                                                             F-5
Statements of Stockholders' Equity for the years ended December 31,
  1998, 1997 and 1996                                                       F-6
Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996                                                             F-7
Notes to Financial Statements                                               F-8
Schedule II - Valuation and Qualifying Accounts for each of
  the three years ended December 31, 1998, 1997 and 1996                    F-18

                          Independent Auditors' Report


To the Board of Directors and Stockholders of ULTRADATA Corporation:


We have audited the accompanying balance sheet of ULTRADATA Corporation ("Company") as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule related to the year ended December 31, 1998 listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule related to the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
San Jose, California
February 5, 1999

                          Independent Auditors' Report


Board of Directors
ULTRADATA Corporation:

We have audited the accompanying balance sheet of ULTRADATA Corporation as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule for the years ended December 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ULTRADATA Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Mountain View, California
February 12, 1998

                              ULTRADATA CORPORATION
                                 Balance Sheets
             (In thousands, except share data and par value amounts)

                                                                                  December 31,
                                                                                1998        1997
                                                                              --------    --------
                                    Assets
Current assets:
     Cash and cash equivalents                                                $  2,418    $    486
     Short term investments                                                         --         303
     Restricted cash                                                               321         536
     Trade accounts receivable, net                                              6,523       6,387
     Inventories, including third-party product licenses                         1,932         815
     Prepaid expenses and other current assets                                     383         456
     Income tax receivable                                                          --          53
                                                                              --------    --------
          Total current assets                                                  11,577       9,036
Property and equipment, net                                                      3,312       4,533
                                                                              --------    --------
                   Total assets                                               $ 14,889    $ 13,569
                                                                              ========    ========

                     Liabilities and Stockholders' Equity

Current liabilities:

     Current portion of capital lease and debt obligations                    $    481    $    663
     Current portion, third-party product licenses                                 594          --
     Accounts payable                                                            1,545       2,284
     Accrued expenses                                                            1,646       1,239
     Deferred revenue and customer advances                                      1,479       1,852
                                                                              --------    --------
          Total current liabilities                                              5,745       6,038
Deferred revenue and customer advances                                             682       1,113
Capital lease and debt obligations                                                   7         120
Long-term portion, third-party product licenses                                    625          --
                                                                              --------    --------
Total liabilities                                                                7,059       7,271
                                                                              --------    --------

Commitments and contingencies (Notes 4 and 8)

Stockholders' equity:
     Preferred stock; par value $.001; 2,000,000 shares authorized; none
     outstanding                                                                    --          --
     Common stock; par value $.001; 23,000,000 shares authorized; 7,725,674
     and 7,607,133 shares outstanding in 1998 and 1997, respectively                 8           8
  Additional paid in capital                                                    15,515      15,202
  Accumulated deficit                                                           (7,693)     (8,912)
                                                                              --------    --------
    Total stockholders' equity                                                   7,830       6,298
                                                                              --------    --------
                       Total liabilities and stockholders' equity             $ 14,889    $ 13,569
                                                                              ========    ========

                 See accompanying notes to financial statements.

                              ULTRADATA CORPORATION
                            Statements of Operations
                    (In thousands, except per share amounts)

                                                        Years Ended December 31,
                                                    --------------------------------
                                                      1998        1997        1996
                                                    --------    --------    --------
Revenue
     Software                                       $ 11,063    $  7,062    $  9,452
     Services                                         16,501      16,548      16,741
                                                    --------    --------    --------
       Subtotal                                       27,564      23,610      26,193
     Hardware                                          3,197       5,493      14,251
                                                    --------    --------    --------

Total revenue                                         30,761      29,103      40,444
                                                    --------    --------    --------

Cost of goods sold
     Software                                          1,979       1,034       2,202
     Services                                         10,889      11,770      13,502
                                                    --------    --------    --------
       Subtotal                                       12,868      12,804      15,704
     Hardware                                          2,844       4,115      10,331
                                                    --------    --------    --------

Total cost of goods sold                              15,712      16,919      26,035
                                                    --------    --------    --------

Gross margin                                          15,049      12,184      14,409
                                                    --------    --------    --------

     Product development                               4,689       4,608       6,180
     Selling, general and administrative               9,201      11,964      15,518
     Gain on transfer of service bureau contracts       (162)       (558)         --
                                                    --------    --------    --------
          Total operating expenses                    13,728      16,014      21,698
                                                    --------    --------    --------

Operating income (loss)                                1,321      (3,830)     (7,289)

Interest income                                           40         120         365
Interest expense                                        (179)       (102)        (36)
Other income                                              59         352          --
                                                    --------    --------    --------

Income (loss) before income taxes                      1,241      (3,460)     (6,960)

Income tax expense                                        22          --          --
                                                    --------    --------    --------

Net income (loss)                                   $  1,219    $ (3,460)   $ (6,960)
                                                    ========    ========    ========

Net income (loss) per share information:
  Basic net income (loss) per share                 $   0.16    $  (0.46)   $  (0.97)
  Diluted net income (loss) per share                   0.15       (0.46)      (0.97)
  Shares used to compute basic net income
    (loss) per share                                   7,687       7,585       7,195
  Shares used to compute dilutive net income
    (loss) per share                                   7,924       7,585       7,195

                 See accompanying notes to financial statements.

                              ULTRADATA CORPORATION

                       Statements of Stockholders' Equity
                                 (In thousands)

                                                             Common Stock
                                                             ------------                              Retained
                                                                                        Additional      Earnings           Total
                                                          Shares                          Paid-In     (Accumulated     Stockholders'
                                                        Outstanding       Amount          Capital        Deficit)          Equity
                                                        -----------       ------          -------        --------          ------
Balances as of January 1, 1996                           5,742,000       $       6       $       4       $   1,508        $   1,518
Net proceeds from initial public offering                1,650,000               1          14,241              --           14,242
Net proceeds from issuance of common
   stock                                                   133,864              --             696              --              696
Net loss                                                        --              --              --          (6,960)          (6,960)
                                                         ---------       ---------       ---------       ---------        ---------

Balances as of December 31, 1996                         7,525,864               7          14,941          (5,452)           9,496
Net proceeds from issuance of common
   stock                                                    81,269               1             261              --              262
Net loss                                                        --              --              --          (3,460)          (3,460)
                                                         ---------       ---------       ---------       ---------        ---------

Balances as of December 31, 1997                         7,607,133               8          15,202          (8,912)           6,298
Net proceeds from issuance of common
   stock                                                   118,541              --             313              --              313
Net income                                                      --              --              --           1,219            1,219
                                                         ---------       ---------       ---------       ---------        ---------
Balances as of December 31, 1998                         7,725,674       $       8       $  15,515       $  (7,693)       $   7,830
                                                         =========       =========       =========       =========        =========

                 See accompanying notes to financial statements.

                              ULTRADATA CORPORATION
                            Statements of Cash Flows
                                 (In thousands)

                                                                            Years ended December 31,
                                                                       1998           1997           1996
                                                                     --------       --------       --------
Cash flows from operating activities:
Net income (loss)                                                    $  1,219       $ (3,460)      $ (6,960)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
        Depreciation and amortization                                   1,528          1,436            864
        Deferred income taxes                                              --             --            907
        Gain on sale of joint venture                                      --           (238)            --
        Equity in earnings of unconsolidated subsidiary                    --            (16)           (62)
        Loss on disposition of property and equipment                      67             --            250
        Changes in operating assets and liabilities:
            Trade accounts receivable, net                               (136)         4,069         (3,962)
            Inventories                                                   365            358             78
            Prepaid expenses and other assets                              73            579           (253)
            Income taxes receivable                                        53          1,023           (958)
            Accounts payable                                             (739)        (1,375)        (1,560)
            Accrued expenses                                              158           (887)           166
            Deferred revenue and customer advances                       (804)        (1,856)          (458)
                                                                     --------       --------       --------
        Net cash provided by (used for) operating activities            1,784           (367)       (11,948)
                                                                     --------       --------       --------
Cash flows from investing activities:
        Capital expenditures                                             (353)        (2,997)        (1,706)
        Proceeds from disposition of service bureau assets                 --            192             --
        Proceeds from disposition of other assets                          --            368             --
        Sale of joint venture                                              --            500             --
        Purchases of short-term investments                                --             --         (4,276)
        Sale of short-term investments                                    303          1,117          2,856
        Repayment of stockholder notes receivable                          --             --          1,453
                                                                     --------       --------       --------
            Net cash used for investing activities                        (50)          (820)        (1,673)
                                                                     --------       --------       --------
Cash flows from financing activities:
        Bank borrowings and long term obligations, net                     --            474         (1,000)
        Proceeds from debt                                                 --            250            388
        Decrease (increase) in restricted cash                            215           (536)            --
        Repayment of debt                                                (330)          (360)          (246)
        Net proceeds from initial public offering                          --             --         14,242
        Net proceeds from issuance of common stock                        313            262            696
                                                                     --------       --------       --------
            Net cash provided by financing activities                     198             90         14,080
                                                                     --------       --------       --------
Net increase (decrease) in cash and cash equivalents                    1,932         (1,097)           459
Cash and cash equivalents at beginning of year                            486          1,583          1,124
                                                                     --------       --------       --------
Cash and cash equivalents at end of year                             $  2,418       $    486       $  1,583
                                                                     ========       ========       ========
Non cash operating, investing and financing activities:
     Property and equipment acquired under capital leases            $     21       $     --       $     --
                                                                     ========       ========       ========
     Remaining obligation on third party product licenses            $  1,482       $     --       $     --
                                                                     ========       ========       ========
Supplemental disclosure of cash flow information:
        Cash paid for taxes                                          $     22       $      1       $     87
        Cash paid for interest                                       $    179       $    102       $     36

                 See accompanying notes to financial statements.

Note 1 Summary of Significant Accounting Policies

The Company

ULTRADATA Corporation (the "Company") provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to provide, among other things, financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products are primarily targeted at large and mid-sized credit unions for use as an in-house installation and to value-added resellers ("VARs") for distribution to small-sized credit unions that operate in service bureau environments.

Revenue Recognition

The Company recognizes revenues from licenses of computer software provided that a noncancelable license agreement has been signed, the software and related documentation have been shipped, there are no material uncertainties regarding customer acceptance, and collection of the resulting receivable is deemed probable. Maintenance revenues are deferred and recognized over the related contract period, generally three months to five years. Services and other revenues generated from professional consulting and training services and software customization services are recognized as the services are performed. Hardware revenues are recognized upon shipment.

Software cost of revenues includes direct costs of software purchased from third parties and royalties. Services and other cost of revenues include maintenance, the direct and indirect costs of providing training and installation, and consulting services relating to customer contracts. Hardware cost of revenues includes the costs of the hardware and freight.

Statement of Position (SOP) 97-2 "Software Revenue Recognition," which was issued October 27, 1997, supersedes SOP 91-1 and became effective for the Company in 1998.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, restricted cash, trade accounts receivable and short term investments. The carrying value of the Company's financial instruments approximates fair market value.

The Company's current customers are primarily comprised of credit unions throughout the United States. Although the Company is directly affected by the financial cycles of the credit union industry, management does not believe that significant credit risks existed as of December 31, 1998. The Company maintains a reserve for potential bad debts aggregating $521,000 and $1,094,000 as of December 31, 1998 and 1997, respectively.

No customer accounted for more than 10% of the Company's total revenues in 1998, 1997 or 1996. No customer accounted for more than 10% of the Company's accounts receivables in 1998. One customer accounted for 13% of total trade accounts receivable at December 31, 1997.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, sales returns and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term financial instruments with original maturities of three months or less that are carried at cost, which approximates market.

Short-Term Investments

Short-term investments as of December 31, 1997 consisted of municipal obligations with amortized cost approximating fair market value.

Inventories

Inventories consist of hardware and software purchased from third parties pending shipment to customers recorded at the lower of cost or market, on a first in, first out basis.

Software Development Costs

Capitalization of computer software costs, when material, begins upon the establishment of technological feasibility. Such costs are amortized over periods not exceeding three years. To date, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful life (three to five years for computer equipment and software and five to ten years for furniture and fixtures) or the lease term.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

Net Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, less shares subject to repurchase by the Company, for the period. Diluted income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

Stock-Based Compensation

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

Reclassifications

Certain amounts in the accompanying 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Standards

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows. During 1998, 1997 and 1996 the Company's sole source of comprehensive income is its net income (loss).

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in three segments: software, services and hardware. Management reviews the operating results of these segments only at the gross margin level and assets are not allocated by operating segment.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

Note 2 Accounts Receivable

Accounts receivable consists of (in thousands):

                                                            December 31,
                                                      -------------------------
                                                       1998               1997
                                                      -------           -------
Trade accounts receivable                             $ 3,998           $ 4,520
Unbilled revenues                                       3,046             2,961
                                                      -------           -------
     Accounts receivable, gross                         7,044             7,481
Allowance for bad debts                                  (521)           (1,094)
                                                      -------           -------
     Accounts receivable, net                         $ 6,523           $ 6,387
                                                      =======           =======

Note 3  Property and Equipment

Property and equipment consists of (in thousands):

                                                             December 31,
                                                        ------------------------
                                                         1998            1997
                                                        -------         -------

Computer equipment                                      $ 4,073         $ 3,958
Furniture and fixtures                                    2,841           2,687
Software                                                  1,432           1,424
     Property and equipment, gross                        8,346           8,069
Accumulated depreciation and amortization                (5,034)         (3,536)
                                                        -------         -------
     Property and equipment, net                        $ 3,312         $ 4,533
                                                        =======         =======

Note 4 Accrued Expenses

Accrued expenses consists of (in thousands):

                                                                December 31,
                                                            --------------------
                                                             1998          1997
                                                            ------        ------
Accrued royalties and loss contract accrual                 $  314        $  305
Accrued vacation                                               613           598
Other                                                          719           336
                                                            ------        ------
     Total accrued expenses                                 $1,646        $1,239
                                                            ======        ======

Note 5 Bank Borrowings and Debt

Bank Borrowings

In 1997 the Company entered into a factoring agreement which provides for borrowing by the Company of up to $1.5 million, to be effected by the bank's purchase of eligible accounts receivable and payment to the Company of an amount equal to 80% of the purchased accounts receivable. Purchases of receivables and corresponding advances to the Company are at the discretion of the bank. There is a 0.5% administrative fee for each receivable purchased and a 1.75% monthly finance charge for as long as each purchased receivable remains outstanding. The agreement also provides that the borrowings under the factoring agreement are secured by all tangible and intangible assets of the Company. To date, no amounts have been borrowed under the factoring agreement. In addition, as of December 31, 1998 and 1997, the outstanding balance on a capital equipment facility was $321,000 and $539,000, respectively. The capital equipment facility bears interest at a rate equal to 0.25% above the prime rate and will be due in June of 2000. This facility was secured by cash collateral, and was retired in January 1999.

Other Debt

In the second quarter of 1997, the Company entered into an agreement to distribute certain products developed by a third party. As a part of this agreement, the Company purchased certain products with payments due through 2001 with interest imputed at 12.5%. Future principal payments under this agreement as of December 31, 1998 are as follows:

                  Year Ending                         Principal
                  December 31,                        Payments
                  ------------                        --------
                                                   (in thousands)

                    1999                                 $  741
                    2000                                    323
                    2001                                    302
                                                         ------
                    Total Payments                       $1,366
                                                         ======

In addition, the Company entered into a non-cancelable maintenance agreement related to the purchased licenses with an annual expense of $204,000 in 1998 and $326,000 each year thereafter through 2004.

Interest expense incurred during the years ended December 31, 1998, 1997, and 1996 was $179,000, $102,000 and $36,000, respectively.

Note 6 Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 consisted of the following (in thousands):

                                            Current       Deferred        Total
                                            -------       --------        -----
1998:
    Federal                                   $  15         $  --         $  15
    State                                         7            --             7
                                              -----         -----         -----
      Total income tax expense                $  22         $  --         $  22
                                              =====         =====         =====
1997:
    Federal                                   $ (25)        $  --         $ (25)
    State                                        25            --            25
                                              -----         -----         -----
      Total income tax expense                $  --         $  --         $  --
                                              =====         =====         =====
1996:
    Federal                                   $(932)        $ 621         $(311)
    State
                                                 25           286           311
                                              -----         -----         -----
      Total income tax expense                $(907)        $ 907         $  --
                                              =====         =====         =====

The difference between the "expected" income tax expense (benefit) computed at the 35% statutory federal income tax rate and the Company's actual income tax expense for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                                                 For the years ended December 31,
                                                                 --------------------------------
                                                                 1998          1997          1996
                                                                -------       -------       -------
Computed "expected" tax expense (benefit)                       $   434       $(1,176)      $(2,366)
State income taxes, before valuation allowance adjustment,
  net of federal income tax effect                                   72            25            25
Change in the beginning of the year valuation allowance
  on deferred tax assets                                           (672)           --           907
Current year losses and temporary differences for
  which no benefit was recognized                                   185         1,134         1,329
Nondeductible expenses                                                3            39            37
Other, net                                                           --           (22)           68
                                                                -------       -------       -------
      Actual income tax expense                                 $    22       $     0       $     0
                                                                =======       =======       =======

The tax effects of significant temporary differences that comprise deferred tax assets are as follows (in thousands):

                                                              December 31,
                                                          1998           1997
                                                         -------        -------
Deferred tax assets:
        Accounts receivable reserves                     $   223        $   628
        Vacation accrual                                     208            244
        Deferred revenue                                     915            787
        Net operating loss carryforwards                   1,199          1,867
        Tax credit carryforwards                             922            894
        Other                                                242             12
                                                         -------        -------
        Gross deferred tax assets                          3,709          4,432
            Less valuation allowance                      (3,609)        (4,281)
                                                         -------        -------
        Deferred tax assets, net of valuation
            allowance                                        100            151
                                                         -------        -------
Deferred tax liabilities - accumulated                      (100)          (151)
        depreciation
                                                         -------        -------
Net deferred tax assets                                  $    --        $    --
                                                         =======        =======

The net change in the valuation allowance for the year ended December 31, 1998 and 1997 was a decrease of approximately $672,000 and an increase of approximately $1,277,000. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $3,200,000 and $1,000,000, respectively. The federal net operating loss carryforward will expire if it is not utilized by the year 2011 through 2012. The California net operating loss carryforward will expire if it is not utilized by the year 2001 through 2002. The Company has research credit carryforwards for federal and California income tax purposes of approximately $540,000 and $320,000, respectively. The federal research credit carryforward will expire if not utilized beginning in the year 2008 through 2011. The California research credit carries forward indefinitely until utilized. The Company also has minimum tax credit carryforwards for federal income tax purposes of approximately $62,000, which will carry forward indefinitely until utilized.

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

Note 7 Stockholders' Equity

The following is a reconciliation of the denominators used in computing diluted net income (loss) per share (in thousands):

                                                           1998       1997       1996
                                                          -----      -----      -----
Shares used to compute basic net income (loss) per
  share- weighted average number of common shares
  outstanding                                             7,687      7,585      7,195

Effect of dilutive common equivalent shares - stock
  options outstanding                                       237         --         --
                                                          -----      -----      -----
Shares used to compute diluted net income (loss) per
  share                                                   7,924      7,585      7,195
                                                          =====      =====      =====

For the above mentioned periods, the Company had options outstanding of 1,910,587, 1,911,740 and 1,820,149 as of the end of 1998, 1997 and 1996,
respectively which could potentially dilute basic and diluted net income (loss) per share in the future but were excluded in the computation of diluted net income (loss) per share in the periods presented as their effect would have been antidilutive.

Employee Stock Option and Purchase Plans

1994 Equity Incentive Plan

The 1994 Equity Incentive Plan (the "1994 Plan") was adopted in March 1994. The 1994 Plan provides for the grant of incentive stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisors. There are 1,300,000 shares of the Company's common stock reserved for issuance under the 1994 plan, of which 318,243 are available for grant as of December 31, 1998. These options vest 25% after one year and ratably over thirty-six months thereafter, and expire ten years from the date of grant.

1995 Directors Stock Option Plan

The 1995 Directors Stock Option Plan (the "Directors Plan") was adopted in July 1996. The Directors Plan provides non-qualified stock options to non-employee directors of the Company. There are 150,000 shares of the Company's common stock reserved for issuance, of which 55,000 are available for grant as of December 31, 1998. Members of the Board of Directors who are not employees, consultants or independent contractors of the Company, or any parent, subsidiary or affiliate of the Company are eligible to participate in the Directors Plan. These options vest 25% in each of four consecutive years. As of December 31, 1998, 95,000 options have been granted under the Directors Plan.

Nonqualified Stock Option Grants

On July 31, 1995, the Company granted to the Company's then Chief Executive Officer, who is currently a director of the Company, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $6.00 per share all of which were vested by December 31, 1998. On October 17, 1996, the Company granted to the Company's current President, outside of the 1994 Plan, nonqualified options to purchase 600,000 shares of common stock at $3.50 per share. Options for 25% of this grant vested on October 17, 1997 and the remaining shares vest in equal monthly increments over the following 36 months.

1995 Employee Stock Purchase Plan

In September 1995, the Board of Directors adopted the 1995 Employee Purchase Plan (the "Purchase Plan") and reserved 250,000 shares of the Company's common stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. Each offering under the Purchase Plan will be for a period of six months commencing on February 1 and August 1 of each year. Eligible employees may select a rate of payroll deduction between 2% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $21,250 in any calendar year.

The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of that offering period.

Accounting for Stock-Based Compensation

A summary of the status of the Company's fixed option plans and nonplan grants is presented below:

                                                  December 31, 1998            December 31, 1997           December 31, 1996
                                                  -----------------            -----------------           -----------------
                                                               Weighted                      Weighted                     Weighted
                                                               Average                       Average                      Average
                                                               Exercise                      Exercise                     Exercise
                                              Shares           Price        Shares           Price        Shares          Price
                                              ------           -----        ------           -----        ------          -----
Outstanding at beginning
of year                                      1,911,740         $ 4.71      1,820,149         $ 5.16      1,209,663         $ 5.64
Granted                                        334,050         $ 4.87        475,600         $ 3.91        918,600         $ 4.76
Exercised                                      (25,609)        $ 4.12             --         $ --         (103,747)        $ 5.00
Canceled                                       (72,331)        $ 4.54       (384,009)        $ 5.83       (204,367)        $ 6.27
                                             ---------         ------      ---------         ------      ---------         ------
Outstanding at end of year                   2,147,850         $ 4.75      1,911,740         $ 4.71      1,820,149         $ 5.16
                                             =========         ======      =========         ======      =========         ======
Exercisable at end of year                   1,255,490         $ 5.13        952,142         $ 5.47        561,119         $ 5.67
                                             =========         ======      =========         ======      =========         ======
Weighted-average fair value
of options granted during the
year at exercise price equal
to fair value at grant date                             $1.94                         $1.97                         $2.39

The Company has elected to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded no compensation costs related to its stock options granted to employees for the years ended December 31, 1998, 1997, and 1996 because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of its grant date.

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per basic and diluted share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach described in SFAS No. 123, the Company's net income (loss) and net income (loss) per basic and diluted share for the years ended December 31, 1998, 1997 and 1996 would have been as indicated below (in thousands, except per share data):

                                                          Years Ended
                                                          December 31,
                                                   1998      1997       1996
                                                   ----      ----       ----
    Net income (loss):
           As reported                            $1,219   $(3,460)   $(6,960)
           Pro forma                              $  502   $(4,261)   $(7,623)
    Basic net income (loss) per share:
           As reported                            $ 0.16    $(0.46)    $(0.97)
           Pro forma                              $ 0.07    $(0.56)    $(1.06)
    Diluted net income (loss) per share:
           As reported                            $ 0.15    $(0.46)    $(0.97)
           Pro forma                              $ 0.06    $(0.56)    $(1.06)

The Company's fair value calculations on stock-based awards were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 3.5 years from the date of grant in 1996 and 1997, and 4.25 years in 1998; stock volatility, 63% in 1996 and 1997 and 51% in 1998; risk-free interest rate, 6.08% in 1996 and 1997 and 5% in 1998; and no dividends during the expected term. The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. The Company's fair value calculations on stock-based awards under the Purchase Plan for all years presented were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility, 51%; risk-free interest rate, 5%; and no dividends during the expected term.

The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                        Options Outstanding                            Options Vested
                    -----------------------------------------------------------------------------------------
                                              Weighted                              Options        Weighted
                          Options             Average             Weighted           Vested         Average
        Range of       Outstanding at         Remaining            Average         at December     Exercise
    Exercise Prices  December 31, 1998    Contractual Life     Exercise Price       31, 1998         Price
   ----------------  ------------------   ----------------     --------------   ----------------   ----------
   $2.63 - 3.50             785,550             7.7                $3.46            368,341         $3.48
   $4.00 - 6.00           1,254,900             7.1                $5.32            817,268         $5.65
   $6.25 - 11.00            107,400             7.1                $7.52             69,881         $7.69
                    -------------------                                         ----------------
   $2.63 - 11.00          2,147,850             7.4                $4.75          1,255,490         $5.13
                    ===================                                         ================

Note 7 Employee Benefit Plan

In 1987, the Company adopted a defined contribution retirement plan (the "Retirement Plan"), which has been determined by the Internal Revenue Service to be qualified under Section 401(k) of the Internal Revenue Code of 1986. The Retirement Plan covers essentially all full-time employees. Eligible employees may make voluntary contributions to the Retirement Plan up to 15% of their annual compensation. The Company contributed $187,000, $177,000 and $0 to the plan during the years ended December 31, 1998, 1997 and 1996, respectively.

 Note 8   Commitments

Leases

The Company leases its principal facility under a noncancelable operating lease through January 2007. The Company is also party to a lease for its prior office space which has been subleased through July 2002. The Company has an office in Carrollton, Texas, which houses the corporate and customer disaster recovery center. The Company signed a new lease for this facility for 36 months beginning January 1, 1999. Rental expense for operating leases for the years ended December 31, 1998, 1997 and 1996 amounted to $746,000, $1,070,000 and
$1,060,000, respectively, net of 1998 and 1997 rental income of $310,000 and $124,000, respectively, under the sublease.

The Company leases its facilities and certain equipment under noncancelable capital and operating leases. Future minimum lease payments under the Company's capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 1998 are as follows (in thousands):

        Year Ending                                                   Capital            Operating
        December 31,                                                   Leases               Leases
        ------------                                                   ------               ------
            1999                                                          $16                 $739
            2000                                                            9                  739
            2001                                                           --                  783
            2002                                                           --                  902
            2003                                                           --                1,116
            Thereafter                                                     --                3,784
                                                                        -------           ----------
            Future minimum lease payments                                 $25               $8,063
                                                                                          ==========
            Amounts representing interest                                 (5)
                                                                        -------
            Present value of future minimum lease payments                $20
                                                                        =======

Future payments under operating leases are net of sub-lease payments totaling approximately $276,000 for each of the years 1999 through 2001 and approximately $161,000 for 2002.

                                   SCHEDULE II


                              ULTRADATA Corporation
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                            Balance at       Charged to                         Balance at
                                            Beginning of     Costs, Expenses,                   End of
Account Description                         Period           or Revenues       Write-offs       Period
                                            ------           -----------       ----------       ------
Year ended December 31, 1998
  Allowance for doubtful accounts           $ 1,094          $   (58)          $  (515)          $   521

Year ended December 31, 1997
   Allowance for doubtful accounts          $ 2,059          $ 1,425           $(2,390)          $ 1,094

Year ended December 31, 1996
   Allowance for doubtful accounts          $    55          $ 2,304           $  (300)          $ 2,059