Form 10-Q
period 1999-03-31
ULTRADATA CORP
filed 1999-05-17
CIK 1005406

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

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

                            Yes     X     No  _____
                                --------


As of May 1, 1999, Registrant had outstanding 7,746,382 shares of Common Stock, $.001 par value.


================================================================================

                             ULTRADATA CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART 1      FINANCIAL INFORMATION

            ITEM 1 - Condensed Financial Statements

            Condensed Balance Sheets as of March 31, 1999 and
               December 31, 1998                                          3

            Condensed Statements of Operations for the Three Months
               Ended March 31, 1999 and 1998                              4

            Condensed Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 1998                              5

            Notes to Condensed Financial Statements                       6

            ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              7


PART II     OTHER INFORMATION

            ITEM 6 - Exhibits and Report on Form 8-K                     15

SIGNATURES                                                               16

                             ULTRADATA CORPORATION
                           CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      MARCH 31,                 DECEMBER 31,
                                     Assets                                              1999                        1998
                                     ------                                      -------------------         ------------------
                                                                                          (Unaudited)
Current assets:
     Cash and equivalents                                                        $             3,113         $            2,418
     Restricted cash                                                                             ---                        321
     Trade accounts receivable, net                                                            5,803                      6,523
     Inventories                                                                                 879                      1,932
     Prepaid expenses and other current assets                                                   277                        383
                                                                                 -------------------         ------------------
          Total current assets                                                                10,072                     11,577
Property and equipment, net                                                                    3,168                      3,312
                                                                                 -------------------         ------------------

                    Total assets                                                 $            13,240         $           14,889
                                                                                 ===================         ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Bank borrowings and current portion of long-term obligations                $               965         $            1,075
     Accounts payable                                                                            779                      1,545
     Accrued expenses                                                                          1,589                      1,646
     Deferred revenue and customer advances                                                    1,177                      1,479
                                                                                 -------------------         ------------------
          Total current liabilities                                                            4,510                      5,745
Deferred revenue and customer advances                                                           562                        682
Long-term obligations, excluding current portion                                                   5                        632
                                                                                 -------------------         ------------------
          Total liabilities                                                                    5,077                      7,059
                                                                                 -------------------         ------------------

Stockholders' equity:
     Preferred stock; par value $.001;  2,000,000 shares authorized; none
        outstanding                                                                              ---                        ---
     Common stock; par value $.001; 23,000,000 shares authorized; 7,746,132 and 7,725,674 shares issued and outstanding in 1999 and 1998,
     respectively                                                                                  8                          8
     Additional paid in capital                                                               15,606                     15,515
     Accumulated deficit                                                                      (7,451)                    (7,693)
                                                                                 -------------------         ------------------
     Total stockholders' equity                                                  $             8,163         $            7,830
                                                                                 -------------------         ------------------
                    Total liabilities and stockholders' equity                   $            13,240         $           14,889
                                                                                 ===================         ==================

           See accompanying notes to condensed financial statements.

                             ULTRADATA CORPORATION
                           Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              -------------        -------------
                                                                  1999                 1998
                                                              -------------        -------------
Revenues:
     Software                                                 $       2,608        $       2,522
     Services and other                                               4,509                3,752
                                                              -------------        -------------
          Subtotal                                                    7,117                6,274
     Hardware                                                           211                  988
                                                              -------------        -------------
          Total revenues                                              7,328                7,262
                                                              -------------        -------------
Cost of revenues:
     Software                                                           757                  231
     Services and other                                               2,256                2,632
     Hardware                                                           213                  873
                                                              -------------        -------------
          Total cost of revenues                                      3,226                3,736
                                                              -------------        -------------
          Gross margin                                                4,102                3,526
                                                              -------------        -------------
Operating expenses:
     Product development                                                996                1,195
     Selling, general and administrative                              2,861                2,298
                                                              -------------        -------------
          Total operating expenses                                    3,857                3,493
                                                              -------------        -------------
            Operating income                                            245                   33
Interest expense, net                                                   (42)                 ---
Other income                                                             74                    7
                                                              -------------        -------------
Income before income taxes                                              277                   40
                                                              -------------        -------------
Income tax expense                                                       35                  ---
                                                              -------------        -------------
          Net income                                          $         242        $          40
                                                              =============        =============

Earnings (loss) per share information:
-------------------------------------
     Basic net income per share                                $       0.03        $        0.01
     Diluted net income per share                                      0.03                 0.01
     Shares used to compute basic net income
        per share                                                     7,740                7,637
     Shares used to compute diluted net income
        per share                                                     8,000                7,705


           See accompanying notes to condensed financial statements.

                             ULTRADATA CORPORATION
                           Statements of Cash Flows
                                 In thousands
                                  (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -----------------------------
                                                                              1999             1998
                                                                          ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                       $        242     $         40

  Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                  330              515
    Write off related to renegotiation of agreement                                149              ---
    Changes in operating assets and liabilities:
          Trade accounts receivable, net                                           720              291
          Inventories                                                              276               65
          Prepaid expenses and other current assets                                106             (349)
          Income taxes receivable                                                  ---               24
          Accounts payable                                                        (348)             167
          Accrued expenses                                                         (57)              (6)
          Deferred revenue and customer advances                                  (422)            (198)
                                                                          ------------     ------------
      Net cash provided by operating activities                                    996              549
                                                                          ------------     ------------

Cash flows from investing activities:
   Capital expenditures                                                           (186)            (262)
   Sale of short-term investments                                                  ---              303
                                                                          ------------     ------------
      Net cash provided by (used for) investing activities                        (186)              41
                                                                          ------------     ------------

Cash flows from financing activities:
  Decrease in restricted cash                                                      321              ---
  Repayment of debt                                                               (527)             (18)
  Net proceeds from issuance of common stock                                        91              101
                                                                          ------------     ------------
      Net cash provided by (used for) financing activities                        (115)              83
                                                                          ------------     ------------

Net increase (decrease) in cash and equivalents                                    695              673
Cash and equivalents at beginning of period                                      2,418              486
                                                                          ------------     ------------
Cash and equivalents at end of period                                     $      3,113     $      1,159
                                                                          ============     ============

           See accompanying notes to condensed financial statements.

                             ULTRADATA CORPORATION
                         Notes to Financial Statements
                            March 31, 1999 and 1998


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements, therefore, certain information and footnote disclosures normally contained in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The accompanying unaudited financial statements of the Company reflect all adjustments, consisting solely of adjustments of a normal recurring nature which are, in the opinion of management, necessary to fairly present the financial position as of March 31, 1999 and the results of operations and cash flows for the interim periods presented. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

4. Computation of Earnings (Loss) Per Share (in thousands except per share data)

The following is a reconciliation of the denominator in the computation of diluted earnings per share (the numerator equals net income):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
          Net income                                    $      242    $       40
                                                        ==========    ==========
          Weighted average outstanding shares                7,740         7,637
          Common stock equivalents                             260            68

          Shares used to compute diluted net income     ----------    ----------
               per share                                     8,000         7,705
                                                        ==========    ==========
          Antidilutive common stock equivalents
           excluded                                          1,122         1,081
                                                        ==========    ==========

5.  Recent Accounting Pronouncements

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows. During the quarters ended March 31, 1999 and 1998, the Company's sole source of comprehensive income is its net income.

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

6.  Short-Term Obligations

In 1998, the Company entered into an agreement ("License Agreement") to distribute certain products developed by a third party. In the first quarter of 1999, the Company renegotiated this agreement which effectively reduced the number of licenses purchased (which had been recorded as inventory), long-term debt obligations and the related maintenance commitments. Under the revised License Agreement, payments totaling $1.2 million are due through April 2001 and include payments of $0.4 million for maintenance. This revision resulted in a charge of $149,000 during the quarter ended March 31, 1999,which is included in software cost of revenues in the accompanying income statement.

In connection with the renegotiated License Agreement, in April 1999, the Company executed an irrevocable standby letter of credit for $700,000 as collateral for the amounts due under the License Agreement.


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

Overview

The Company provides information management software and solutions for relationship-oriented financial institutions. These solutions allow the Company's customers to, among other things, engage in cross-selling, relationship pricing, data mining and workflow control as well as provide financial services such as checking, savings and investment accounts, home banking, credit and debit cards, ATM access and consumer lending. The Company's products today are primarily targeted at large and mid-sized credit unions that want to operate their system in-house. For smaller credit unions, the Company works through VARs to provide the Company's products. Combining the in-house installations with services provided by the Company's VARs, the approximately 430 credit unions using the Company's software represent over 5.7 million members and $30.0 billion in assets.

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


Results of Operations
Revenues

The Company's revenues are comprised of software, services and other revenues and hardware revenues. Revenues for the three months ended March 31, 1999 were comparable to the same period in 1998. Revenues from the Company's core business, which excludes hardware, increased 13% from $6.3 million in the first quarter of 1998 to $7.1 million in the first quarter of 1999.

The following table sets forth the Company's revenues and gross margin and gross margin as a percentage of revenues for the three month periods ended March 31, 1999 and 1998:

                           Revenues                       Gross Margin          Gross Margin
                        (In thousands)                   (In thousands)               %
                         Three Months                     Three Months          Three Months
                            Ended              %              Ended                Ended                %
                          March 31,        Increase         March 31,             March 31,         Increase
                        1999      1998    (Decrease)     1999       1998       1999       1998     (Decrease)
-----------------------------------------------------------------------------------------------------------------
  Software              $2,608   $ 2,522          3%     $1,851    $ 2,291        71%         91%        (20%)
  Services and other     4,509     3,752         20%      2,253      1,120        50%         30%         20%
 ----------------------------------------------------------------------------------------------------------------
     Subtotal core       7,117     6,274         13%      4,104      3,411        58%         54%          4%
  Hardware                 211       988        (79%)        (2)       115        (1%)        12%        (13%)
-----------------------------------------------------------------------------------------------------------------
Total Revenues          $7,328   $ 7,262          1%     $4,102    $ 3,526        56%         49%          7%
=================================================================================================================

The software revenues increased to $2.6 million in the first quarter of 1999 from $2.5 million in the first quarter of 1998 was due to increased new system sales.

Services and other revenues increased 20% from $3.8 million in the first quarter of 1998 to $4.5 million in the first quarter of 1999. Service and other revenues primarily consist of installation, training and maintenance or support revenue. The increase in revenue is due to maintenance revenues from an increased installed base of software products and increased training and installation services.

Hardware revenues decreased 79% from $1.0 million in the first quarter of 1998 to $0.2 million in the first quarter of 1999 due to the transfer of the Company's hardware sales to Ex-Cel Solutions, Incorporated ("ESI"). The Company expects direct hardware revenues in 1999 to continue to decline as the orders remaining prior to the transfer are fulfilled.

Gross Margin

Gross margin increased seven percentage points from 49% in the first quarter of 1998 to 56% in the first quarter of 1999 primarily as a result of an increase in the gross margin on services partially offset by a decrease in the gross margin from software sales.

Software gross margin decreased 20 percentage points from 91% in the first quarter of 1998 to 71% in the first quarter of 1999 due to a higher proportion of sales of software purchased and licensed from third parties as well as the $149,000 charge related to the renegotiation of a license agreement (see Note 6 to condensed financial statements).

Gross margin percentage from service and other revenues increased by 20 percentage points from 30% in the first quarter of 1998 to 50% in the first quarter of 1999. The increase was primarily due a reduction in the number of staff associated with maintenance activities, improved staff utilization in training and installations and the reduction in support staff providing maintenance services.

Hardware gross margin as a percentage of hardware revenues decreased 13 percentage points to (1%) for the first quarter of 1999 from 12% for the first quarter of 1998 primarily due to the write-off of damaged inventory and a larger portion of low cost items sold with lower margins.

Operating Expenses

                                           Three Months                                            As a
                                              Ended                     Increase                Percent of
                                             March 31,                 (Decrease)                 Revenue
                                    ------------------------------------------------------------------------------
                                         1999         1998           $           %            1999       1998
Operating expenses
 Product development                       $  996       $1,195       $(199)       (17%)           14%        16%
 Selling, general and
  administrative                            2,861        2,298         563         24%            39%        32%
                                   -------------------------------------------------------------------------------
                                           $3,857       $3,493       $ 364         10%            53%        48%
                                   ===============================================================================

Product development expenses decreased from $1.2 million in the first quarter of 1998 to $1.0 million in the first quarter of 1999 due to a reduction in administrative support following a corporate restructuring.

Selling, general and administrative expenses increased from $2.3 million in first quarter 1998 to $2.9 million in first quarter 1999. The increase was due to an increase in inside sales personnel, an increase in the number of sales representatives, and consulting expenses associated with the implementation of new accounting and sales support systems.

Net interest expense in the first quarter of 1999 was $42,000 which was a result of interest expense of $64,000 from debt obligations for product licenses offset by $22,000 of interest income. Net interest expense in the first quarter of 1998 was $0 which was a result of interest expense of $18,000 from debt obligations for product licenses offset by $18,000 of interest income.

Other income in the first quarter of 1999 and 1998 was $74,000 and $7,000, respectively. Other income in 1999 was primarily additional payments from the sale of the Company's direct service bureau operations.

Income tax expense for the first quarter of 1999 was $35,000 due to state tax provisions. No income tax expense was recorded for the first quarter of 1998 due to net operating loss carryforwards.

Certain Factors Affecting Future Operating Results

Market Conditions. The Company's future operating results will depend upon conditions in its market that may affect demand for its products and its ability to enhance its existing products and introduce new products that meet market demands on a timely basis. The Company must also manage growth and change effectively as failure to do so could materially and adversely affect its business and operating results.

Year 2000 Effect on Sales. The Company's customers are required by the National Credit Union Association ("NCUA") to test their critical systems for Year 2000 compliance. Due to this extensive testing process, the Company's products have been undergoing Year 2000 compliance testing since June 1998 at many customer sites. While no significant issues have been reported, the Company believes that its potential and existing customers may defer purchases and/or implementation of core processing systems and/or additional software modules until later in 1999 or into 2000 due to Year 2000 concerns.

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

Technological Change and Obsolescence; Risks Associated with Development and Introduction of New Products. The Company has previously experienced delays in the development and introduction of new products and product enhancements, including certain of its client/server products. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. In addition, software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of, or delay in, market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Hardware Suppliers. In the fourth quarter of 1997, the Company established a relationship a hardware supplier to configure, sell, distribute, and provide service for the HP and IBM hardware products and operating systems used in conjunction with the Company's software products. Additionally, the hardware supplier will also build, integrate, deliver, and support the Company's Ultra-Access suite of remote banking products including Ultra-Access Browser Banking, self-serve kiosks, voice response systems and firewalls. During the first quarter of 1999, the Company changed hardware vendors with no significant impact to its business or operations. Nevertheless, there can be no assurance that any such changes in the future would not impact future operations.

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

The Company has not evaluated its customers' Year 2000 compliance status. The Company's customers are, however, required by the NCUA to test their critical systems for Year 2000 compliance prior to December 31, 1998. Due to this extensive testing process, the Company's products have been undergoing Year 2000 compliance testing since June 1998 at many customer sites. To date, no significant issues have been reported.

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

The Company has assessed all of its major internal systems, which include the Company's finance, sales and payroll systems for Year 2000 compliance. The Company has received written confirmation from its vendor that its finance system is Year 2000 compliant. The sales and payroll systems will be upgraded to a Year 2000 compliant system during the second quarter of 1999. The Company plans to continue to evaluate its key suppliers but expects that any Year 2000 issues of key supplier and other vendors will not have a material impact on its business, financial condition and results of operations.

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

The Company's operating activities provided $1.0 and $0.5 million in the first quarter of 1999 and 1998, respectively. The increase in cash provided by operating activities was primarily a result of the decrease in accounts receivable, inventory, accounts payable, and deferred revenue in the first quarter of 1999.

Net cash used for investing activities was $0.2 million in the first quarter of 1999 and cash provided by investing activities was $41,000 in the first quarter of 1998. Cash used for capital expenditures was $0.2 and $0.3 million in the first quarter of 1999 and 1998, respectively. In the first quarter of 1998, cash provided from the sale of short term investments offset the capital expenditures.

Net cash used from financing activities for the first quarter of 1999 was $0.1 million as a result of the payoff of the Company's line of credit which released the restrictions on $0.3 million of cash and repayment of $0.5 million in debt. Cash provided from financing activities was $83,000 for the first quarter of 1998 due to the net proceeds from the issuance of common stock.

The Company's management believes current cash, cash equivalents and short-term investments and expected cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the foreseeable future.

In 1998, the Company entered into an agreement ("License Agreement") to distribute certain products developed by a third party. In the first quarter of 1999, the Company renegotiated this agreement which effectively reduced the number of licenses purchased (which had been recorded as inventory), long-term debt obligations and the related maintenance committments. Under the revised License Agreement, payments totaling $1.2 million are due through April 2001 and include payments of $0.4 million for maintenance. This revision resulted in a charge of $149,000 during the quarter ended March 31, 1999,which is included in software cost of revenues in the accompanying income statement.

In connection with the renegotiated License Agreement, in April 1999, the Company executed an irrevocable standby letter of credit for $700,000 as collateral for the amounts due under the License Agreement.

                          PART II - OTHER INFORMATION


ITEM 6 - Exhibits and report on form 8-K


(a)            Exhibits

Exhibit Number      Exhibit Title
27.01               Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

(b)  Reports filed on Form 8-K during the quarter ended March 31, 1999.
None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ULTRADATA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ULTRADATA CORPORATION

Date          May 14, 1999              By /s/ Robert J. Majteles
      ---------------------------       --------------------------
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